Form 10-Q
period 2013-10-31
ENVOY GROUP CORP.
filed 2013-11-22
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 333-188785

ENVOY GROUP CORP.

(Exact name of registrant as specified in its charter)

Florida	46-2500923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3811 Alden Way

Sarasota, FL 34232

(Address of principal executive offices, Zip Code)

(941)-650-3848

(Registrant’s telephone number, including area code)

not applicable

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                                          No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]                                          No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Non-Accelerated Filer [ ]	Accelerated Filer [ ] Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]                                          No [  ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 18, 2013 was 12,000,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4

	Balance Sheets as of October 31, 2013 (unaudited) and April 30, 2013 (audited)	4

	Statements of Operations (unaudited) for the three and six months ended October 31, 2013 and for the cumulative period from April 8, 2013 (Date of Inception) to October 31, 2013	5

	Statement of Changes in Shareholders’ Deficit for the cumulative period from April 8, 2013 (Date of Inception) to October 31, 2013	6

	Statements of Cash Flows (unaudited) for the six months ended October 31, 2013 and for the cumulative period from April 8, 2013 (Date of Inception) to October 31, 2013	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our; research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “Envoy”, “Company”, “we”, “our”, and “us” refer to Envoy Group Corp.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ENVOY GROUP CORP.

BALANCE SHEETS

	October 31,	April 30,
	2013	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,139	$8,908
Total Current Assets	41,139	8,908

TOTAL ASSETS	$41,139	$8,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$—
Total Current Liabilities	—	—

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 12,000,000 and 9,000,000 shares issued and outstanding at October 31, 2013 and April 30, 2013, respectively.	1,200	900
Additional paid in capital	45,300	8,100
Deficit accumulated during development stage	(5,361)	(92)
Total Stockholders’ Deficit	41,139	8,908

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41,139	$8,908

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended October 31,	For the Six Months Ended October 31,	For the Period From Inception (April 8, 2013) through October 31,
	2013	2013	2013

REVENUES	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	—	—	92
Professional fees	2,423	5,269	5,269
TOTAL OPERATING EXPENSES	2,423	5,269	5,361

LOSS BEFORE INCOME TAXES	(2,423)	(5,269)	(5,361)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(2,423)	$(5,269)	$(5,361)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	9,923,077	9,459,016	9,407,767

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

				Deficit
				Accumulated
			Capital in	During	Total
	Common Stock		Excess of	Development	Stockholders’
	Shares	Amount	Par Value	Stage	Deficit

Balance, April 8, 2013 (Inception)	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share, April 8, 2013	9,000,000	900	8,100	—	9,000

Net loss for the period from April 8, 2013 (date of inception) through April 30, 2013	—	—	—	(92)	(92)

Balance, April 30, 2013	9,000,000	$900	$8,100	$(92)	$8,908

Common shares issued for cash at $0.0125 per share October 2013	3,000,000	300	37,200	—	37,500

Net loss for six months ended October 31, 2013	—	—	—	(5,269)	(5,269)

Balance, October 31, 2013	12,000,000	$1,200	$45,300	$(5,361)	$41,139

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31, 2013	For the Period From Inception (April 8, 2013) through October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,269)	$(5,361)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Net cash used by operating activities	(5,269)	(5,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	37,500	46,500
Net cash provided by financing activities	37,500	46,500

Net increase in cash and cash equivalents	32,231	41,139

Cash and cash equivalents, beginning of period	8,908	—

Cash and cash equivalents, end of period	$41,139	$41,139

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

(A Development Stage Company)

Notes to Financial Statements

As of October 31, 2013 and April 30, 2013 and

For the Three and Six Months Ended October 31, 2013 and

For the Period from April 8, 2013 (Date of Inception) through October 31, 2013

(Unaudited)

NOTE 1. NATURE OF BUSINESS

ENVOY GROUP CORP. (the “Company”), a Florida corporation, was formed to develop an ENVOY GROUP CORP. It is the company’s intent to develop a service to provide adult day care. The Company was incorporated on April 8, 2013 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is April 30, 2013.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended October 31, 2013, the Company had no operations. As of October 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

CASH AND CASH EQUIVALENTS

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures for research, development, and engineering of products are expensed as incurred. There has been no research and development cost incurred for the period April 8, 2013 (date of inception) through October 31, 2013.

COMMON STOCK

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at October 31, 2013. As of October 31, 2013, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING

Advertising costs are expensed as incurred. There has been no advertising cost incurred for the three months ended July 31, 2013 or for the period April 8, 2013 (date of inception) through October 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period April 8, 2013 (date of inception) through October 31, 2013, the Company incurred losses of $5,361. The net operating loss, resulting from operating activities, result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

April 8, 2013
(Date of Inception)
through
October 31, 2013
Tax benefit at U.S. statutory rate	$1,800
State income tax benefit, net of federal benefit.	300
2,100
Valuation allowance	(2,100)
$—

The Company did not have any temporary differences for the period from April 8, 2013 (Date of Inception) through October 31, 2013.

NOTE 5. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001. The Company issued 9,000,000 shares of our $.0001 par value common stock to Jocelyn Nicholas, our CEO and sole director, on April 8, 2013 for cash in the amount of $9,000 (per share price of $0.001).

During the three months ended October 31, 2013, the Company completed a public offering of 3,000,000 shares of common stock issued at $0.0125 for cash proceeds of $37,500.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

On April 8, 2013, the Company sold 9,000,000 shares of common stock to its founder for $0.001 per share.

The officer and director of the Company is or may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The above is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 7. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 18, 2013, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) product development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

Management’s Plan of Operation

We do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital through this disclosed offering to continue our operations. We expect that after 18 months from the completion of this offering, we intend to implement our business and marketing plan. We believe we must raise a total of $575,000 to pay for expenses associated with our development.  These funds will be used to finance anticipated activities during our development plan as described below. All anticipated expenses are based on estimates made by our sole Officer and Director based on her experience in her industry on her personal research. These costs may vary considerably based on the current local, state, or national economic conditions.

We intend to pursue capital through public or private equity financing and by borrowing from any available sources if required in order to finance our business activities. Our sole Officer and Director has not made any written or verbal commitment to provide additional financing to our Company. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

We have not yet begun the development of any of our anticipated services and even if we do secure adequate financing, there can be no assurance that our services will be accepted by the marketplace and that we will be able to generate revenues.

Our sole Officer and Director will be responsible for business plan development. If we develop our services and are in a position to begin sales and marketing we intend to hire independent consultants as we deem necessary.

Results of Operations

There are no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $5,361 in our operations from April 8, 2013 through October 31, 2013 and our activities primarily consisted of the sale of 9,000,000 shares of our common stock to our sole director and officer for aggregate proceeds of $9,000 and the completion of a public offering of 3,000,000 shares of common stock for aggregate proceeds of $37,500.

We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See “Risk Factors”). To become profitable and competitive, we must develop the business plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

April 8, 2013 (Inception) To
October 31 , 2013
(Unaudited)
Revenue	—
Cost of Revenue	—
Expenses	$5,361
Net Loss -	$(5,361)
Net Loss per Share - Basic and Diluted	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	9,407,767

Liquidity and Capital Resources

As of the date of this prospectus, we had yet to generate any revenues from our business operations. For the six months ended October 31, 2013, we issued 3,000,000 shares of common stock for cash proceeds of $37,500.

Our current cash on hand is $41,139 which will be used to meet our current obligations.  However, our current cash is not sufficient to meet the new obligations associated with being a company that is fully reporting with the SEC.  We believe that the current cash will allow us to conduct minimal operations for an eighteen month period while meeting our state and SEC required compliance obligations.

We anticipate needing that the current cash balance will be used to effectively execute our business plan over the next eighteen months.  Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

Through October 31, 2013, we spent $5,361 on general and administrative operating expenses. We raised the cash amounts to be used in these activities from the sale of common stock. We currently have working capital of $41,139.

To date, the Company has managed to keep our monthly cash flow requirement low for two reasons. First, our sole officer does not draw a salary at this time. Second, the Company has been able to keep our operating expenses to a minimum by operating in space owned by our sole officer.

The Company currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

The Sole director and officer has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2013 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after October 31, 2013.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended October 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

To our knowledge, neither the Company nor any of our officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against us or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 2.  Unregistered sales of equity securities

During the three months ended October 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three months ended, the Company completed an offering of 3,000,000 shares of common stock for aggregate proceeds of $37,500.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a)  Exhibit index

Exhibit	Description
31.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Section 1350
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed onits behalf by the undersigned thereunto duly authorized.

ENVOY GROUP CORP.

Date: November 22, 2013	By: /s/ Jocelyn Nicholas
Jocelyn Nicholas
President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer, Secretary, Treasurer and Director