Form 10-Q
period 2014-01-31
ENVOY GROUP CORP.
filed 2014-03-03
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2014

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

Yes [X]                                          No [  ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2014 was 12,000,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4

	Balance Sheets as of January 31, 2014 (unaudited) and April 30, 2013 (audited)	4

	Statements of Operations (unaudited) for the three and nine months ended January 31, 2014 and for the cumulative period from April 8, 2013 (Date of Inception) to January 31, 2014	5

	Statement of Changes in Shareholders’ Deficit for the cumulative period from April 8, 2013 (Date of Inception) to January 31, 2014	6

	Statements of Cash Flows (unaudited) for the nine months ended January 31, 2014 and for the cumulative period from April 8, 2013 (Date of Inception) to January 31, 2014	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		14

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ENVOY GROUP CORP.

BALANCE SHEETS

	January 31,	April 30,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,819	$8,908
Total Current Assets	16,819	8,908

TOTAL ASSETS	$16,819	$8,908

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$—
Total Current Liabilities	—	—

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 12,000,000 and 9,000,000 shares issued and outstanding at January 31, 2014 and April 30, 2013, respectively.	1,200	900
Additional paid in capital	45,300	8,100
Deficit accumulated during development stage	(29,681)	(92)
Total Stockholders’ Deficit	16,819	8,908

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,819	$8,908

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,	For the Nine Months Ended January 31,	For the Period From Inception (April 8, 2013) through January 31,
	2014	2014	2014

REVENUES	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	186	198	220
Professional fees	24,134	29,391	29,461
TOTAL OPERATING EXPENSES	24,320	29,589	29,681

LOSS BEFORE INCOME TAXES	(24,320)	(29,589)	(29,681)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(24,320)	$(29,589)	$(29,681)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,000,000	10,309,091	10,208,054

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

				Deficit
				Accumulated
			Capital in	During	Total
	Common Stock		Excess of	Development	Stockholders’
	Shares	Amount	Par Value	Stage	Deficit

Balance, April 8, 2013 (Inception)	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share, April 8, 2013	9,000,000	900	8,100	—	9,000

Net loss for the period from April 8, 2013 (date of inception) through April 30, 2013	—	—	—	(92)	(92)

Balance, April 30, 2013	9,000,000	$900	$8,100	$(92)	$8,908

Common shares issued for cash at $0.0125 per share October 2013	3,000,000	300	37,200	—	37,500

Net loss for nine months ended January 31, 2014	—	—	—	(29,589)	(29,589)

Balance, January 31, 2014	12,000,000	$1,200	$45,300	$(29,681)	$16,819

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31, 2014	For the Period From Inception (April 8, 2013) through January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,589)	$(29,681)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Net cash used by operating activities	(29,589)	(29,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	37,500	46,500
Net cash provided by financing activities	37,500	46,500

Net increase in cash and cash equivalents	7,911	16,819

Cash and cash equivalents, beginning of period	8,908	—

Cash and cash equivalents, end of period	$16,819	$16,819

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

(A Development Stage Company)

Notes to Financial Statements

As of January 31, 2014 and April 30, 2013 and

For the Three and Nine Months Ended January 31, 2014 and

For the Period from April 8, 2013 (Date of Inception) through January 31, 2014

(Unaudited)

NOTE 1. NATURE OF BUSINESS

ENVOY GROUP CORP. (the “Company”), a Florida corporation, was formed to develop an ENVOY GROUP CORP. It is the company’s intent to develop a service to provide adult day care. The Company was incorporated on April 8, 2013 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is April 30, 2013.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended January 31, 2014, the Company had no operations. As of January 31, 2014, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at January 31, 2014. As of January 31, 2014, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING

Advertising costs are expensed as incurred. There has been no advertising cost incurred for the three months ended January 31, 2014 or for the period April 8, 2013 (date of inception) through January 31, 2014.

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the period April 8, 2013 (date of inception) through January 31, 2014, the Company incurred losses of $29,681. The net operating loss, resulting from operating activities, result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

April 8, 2013
(Date of Inception)
through
January 31, 2014
Tax benefit at U.S. statutory rate	$10,100
State income tax benefit, net of federal benefit.	1,500
11,600
Valuation allowance	(11,600)
$—

The Company did not have any temporary differences for the period from April 8, 2013 (Date of Inception) through January 31, 2014.

NOTE 5. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001. The Company issued 9,000,000 shares of our $.0001 par value common stock to Jocelyn Nicholas, our CEO and sole director, on April 8, 2013 for cash in the amount of $9,000 (per share price of $0.001).

During the nine months ended January 31, 2014, the Company completed a public offering of 3,000,000 shares of common stock issued at $0.0125 for cash proceeds of $37,500.

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

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 26, 2014, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $29,681 in our operations from April 8, 2013 through January 31, 2014 and our activities primarily consisted of the sale of 9,000,000 shares of our common stock to our sole director and officer for aggregate proceeds of $9,000 and the completion of a public offering of 3,000,000 shares of common stock for aggregate proceeds of $37,500.

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

Our results of operations are summarized below:

April 8, 2013 (Inception) To
January 31 , 2014
(Unaudited)
Revenue	—
Cost of Revenue	—
Expenses	$29,681
Net Loss -	$(29,681)
Net Loss per Share - Basic and Diluted	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	10,208,054

Liquidity and Capital Resources

As of the date of this prospectus, we had yet to generate any revenues from our business operations. For the nine months ended January 31, 2014, we issued 3,000,000 shares of common stock for cash proceeds of $37,500.

Our current cash on hand is $16,819 which will be used to meet our current obligations.  However, our current cash is not sufficient to meet the new obligations associated with being a company that is fully reporting with the SEC.  We believe that the current cash will allow us to conduct minimal operations for an eighteen month period while meeting our state and SEC required compliance obligations.

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

Through January 31, 2014, we spent $29,681 on general and administrative operating expenses. We raised the cash amounts to be used in these activities from the sale of common stock. We currently have working capital of $16,819.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2014 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after January 31, 2014.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended January 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered sales of equity securities

During the three months ended January 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVOY GROUP CORP.

Date: March 3, 2014	By: /s/ Jocelyn Nicholas
Jocelyn Nicholas
President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer, Secretary, Treasurer and Director