Form 10-K
period 2014-04-30
ENVOY GROUP CORP.
filed 2014-07-29
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-188785

Envoy Group Corp.

(Exact name of registrant as specified in its charter)

Florida	46-2500923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28494 Westinghouse Place, Suite 213 Valencia CA	91355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (661) 449-9630

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

☒  Yes    ☐  No

There was no trading market for the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of July 25, 2014 is 12,000,000.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

TABLE OF CONTENTS

FORM 10-K

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; the relative cost of our operation methods as compared to our competitors; new production projects, entry and expansion into new markets; achieving status as an industry leader; our competitive advantages over our competitors; brand image; our ability to meet market demands; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to:  the risks of limited management, labor and financial resources; the risks generally associated with develop stage companies; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable.   Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this Form 10-K “we”, “our”, “us”, “the Company” and “Envoy Group” refer to Envoy Group Corp. unless the context requires otherwise.

Item 1.      BUSINESS.

Company Overview

Overview

As of the April 30, 2014, we have not established any business operations and have not achieved any revenues. We have not commenced providing any services, have not created relationships with any potential customers, have not obtained a facility or achieving our business plan. Importantly, there is no guarantee that we will succeed in accomplishing any other goals. In order to accomplish these goals, we anticipate that we will require not less than $575,000 in financing in addition to the $37,500 ($612,500 in total) that we have raised through the offering. We have taken no steps to secure the disclosed additional financing that we will need to implement our business plan.

We were incorporated in the State of Florida on April 8, 2013, as a for-profit company with a fiscal year end of April 30.

We have not accomplished any of our intended efforts to date. We have not generated any revenues to date and our activities have been limited to organizational matters, the preparation of our business plan, and the preparation of the financial statements and other information presented in the Prospectus. Our ability to establish operations is entirely dependent on our ability to raise sufficient financing to execute our business plan, however there is no guarantee that we will be successful in this regard. Furthermore, if we successfully establish operations, there is no guarantee that there will be significant market for our services or that we will achieve significant revenues, if at all.

We believe that we are not a blank check company subject to the provisions of Section (a)(2) of Rule 419 under the Securities Act of 1933 and pursuant to the guidelines specified in Securities Act Release No. 6932 (April 13, 1992) 1992 WL 81275. Section (a)(2) of Rule 419 defines a blank check company as a company that is issuing penny stock and that is “a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity. “In the adopting release the Commission stated that would “scrutinize registered offerings for attempts to create the appearance that the registrant is not a development stage company or has a specific business plan, in an effort to avoid the application of Rule 419.” See id. At*2. The provisions of that Release discuss Rule 419 provisions which specify that a” blank check company” means a development stage company that either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing “penny stock” as defined in Rule 3a51-1 of the Securities Exchange Act of 1934.

Envoy Group Corp. has a specific business plan. We are a development stage company with limited operating history.  We are relying on the provisions of the above release, which specify that start-up companies with specific business plans are not subject to the provisions of Rule 419, even if operations have not commenced at the time of the offering. The company, its sole officer and director, any promoters and any affiliates have no intention for the company to be used as a vehicle for a private company to become a reporting company.

We intend to open a Pilot Adult Day Care Center in the Sarasota County, Florida area. We intend to develop our business to cater to seniors who can no longer manage independently, or who are isolated and lonely. With life expectancy rising, more and more seniors will need assistance as they age.  We intend to provide seniors with a program to socialize with others while still receiving needed care services. We intend to provide seniors with a non-residential facility that supports the health, nutritional, social support and daily living needs in a professionally staffed group setting enabling them to enjoy their day while receiving care and support they need. We plan to have our services to be supervised by registered and or licensed personnel. We intend the daily activities for our seniors to be tailored to be tailored to their needs by providing them with supervised activity.

Envoy Group Corp. feels that we can create a vibrant and social community for seniors to enjoy their day while receiving the care and support they need.

Envoy Group Corp. intends to provide a specially trained staff, to handle seniors complex health related needs. We anticipate that family care givers will have peace of mind knowing their aging parents or senior loved ones is spending the day in our intended safe, fun and social environment while receiving expert care.

There were 40.1 million Americans aged 65 or older in 2010 and 80.1 million Americans projected in 2050. (http://www.census.gov/prod/1/pop/p23-190/p23190-f.pdf). Envoy Group Corp. believes that as the population grays and lives longer, the demand and need for the care of the elderly will grow and rise in importance, whereby meeting their special needs is expected to be one of the fastest growing industries. It is Envoy Group Corp.’s belief that the elderly resist entering institutions full time, which means Envoy Group Corp. services is poised to assist the elderly as they continue to live at home.

We anticipate that families will consider Adult Day Care services for their parents and grandparents. We anticipate that the government may be willing to assist families with care giving at home.

Through our intended Adult Day Care Centers, we intend to create a caring and stress-free environment that combines educational, health and fitness, and emotional well-being spa services. We intend to utilize only the most qualified professional staff. All Registered Nurses, Physical Therapists, Nutritionist licensed by the state. We intend to develop a reputation by placing heavy emphasis on our Licensed/Certified professional staff and expert consultants. We intend to offer consumer numerous options and choices for service as well as counseling.

Nursing Services

Envoy Group Corp. believes our Day Care Center will be staffed with the most qualified Registered and/or Licensed nurses in the field. We intend to provide specially certified and trained staff to work with issues related to aging seniors.

Nursing Services that are offered intend to include:

•	Medication administration and/or oversight.
•	Weight and vitals
•	Diabetic care, feeding tubes, dressing changes
•	And other intended services that are needed by seniors.

Meals

Meals are the perfect time for friends to socialize, celebrate and sharing memories. Envoy Group Corp. feels our intended dining room and food may help turn each meal into a special event. We intend to offer a light breakfast, catered lunch and an afternoon snack and special diets that are easily accommodated and intended to assist at mealtime.

Activities

Envoy Group Corp. intends to create a custom program of individual and group activities that consider the whole person as an individual including, social, emotional, spiritual, physical, and creative needs.

Our intended activities will be innovative and different:

•	Pet Therapy
•	Trivia
•	Outdoor picnics on our intended patio with gardening and barbecue
•	Computers for memory enhancement or keeping in touch with grand children on Social Networks
•	Dancing
•	Arts & Crafts
•	Bingo
•	Guest Speakers
•	Movies (On video or an outing at a theater)
•	Music Therapy
•	Baking and Cooking classes
•	Current Events
•	Knitting
•	Birthday Parties
•	Indoor golf putting green
•	Bowling outings

Salon And Spa Services:

Our intended center intends to have a Unisex Beauty Salon staffed by outside beauticians familiar with handling the special needs of seniors. Our Salon and Spa Services intends to include the following:

•	Haircuts and styling
•	Perms
•	Hair coloring
•	Facials
•	Manicures
•	Pedicures
•	Massages

We intend to offer the following massages:

•	Swedish Massage
•	Chair Massage
•	Deep Tissue Massage
•	Holistic Massage
•	Aromatherapy
•	Trigger Therapy Massage
•	Reflexology
•	Lymphatic Drainage
•	Sports Massage
•	Neuromuscular Massage
•	Myofascial Release
•	Craniol Sacral Therapy
•	Reiki Healing

Transportation

Envoy Group Corp. intends to provide (if required) door to door transportation from our center in the morning and evening. We also intend to locate our center near retail and business centers so dropping off and picking up are convenient.

We intend over the next 18 months to establish an Adult Day Care Center services to provide an environment that sparks customer interest, excitement, education, health and fun. The company intends to supplement our sole Officer and Director’s experience by utilizing consultants in other specialties to create strategy and content. The intended Center will consist of an educational area, fitness area, spa service area, socialization area and cafeteria.

Management

Our Chairman and CEO has been a founder, CEO and board member of several public companies and brings 27 years of entrepreneurial, operational and capital market experience to Envoy Group. His unique ability of bringing capital to early stage projects will be a benefit to advancing the business objectives of the Company. Mr. Sangha networks with other professionals that can provide additional support as consultants that will be required in the Adult Day Care Center.

We do not currently have any agreements in place with customers for the provision of our services, or any suppliers.

Once our intended pilot Adult Day Care Center is established, we intend to offer others the opportunity to franchise our future name and concept.

NAME AND ADDRESS	AGE	POSITION(S)
Harpeet Sangha 12820 Hubbard Street Sylmar, CA 92037	50	President, Secretary/ Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

Competition

We believe that the principal methods of competition in the company’s intended market are the traditional local and regional adult day care companies. Sarah Adult Day Services Inc. Canton, OH 44704 appears to be the largest in the USA and operates in 18 states. However, we believe that very few companies are focusing on this need. We believe that ENVOY GROUP CORP. intents to enter into this market place to address problems with solutions. The National traditional companies have the finances and resources to become major players in this market if they elect to do so. We believe that there is a huge growing need for new types of companies to enter into this market to provide adult day care services. However we believe, ENVOY GROUP CORP. Adult Day Care Center services may provide success in this market segment.

Employees

As of April 30, 2014, we have no employees other than Mr. Sangha, our sole officer and director. Mr. Sangha has the flexibility to work on our business up to 10 to 25 hours per week. He is prepared to devote more time to our operations as may be required and we do not have any employment agreements with him.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

During the initial implementation of our business plan, we intend to hire independent consultants to assist in the development and execution of our ENVOY GROUP CORP. business operation.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.      Properties.

As we have no operations, we currently require only limited office space for the administration of our business. This space is currently provided to us free of charge at the office of our sole Officer and Director. If we raise sufficient capital to implement our business plan, we intend to establish our base of operations in the County of Sarasota, Florida and to market our services in and around that location. However, as of the date of this Prospectus, we have not identified any specific location for our planned operating facility and do not have sufficient financial resources to lease such a facility.

Item 3.      Legal Proceedings.

None.

Item 4.      Mine Safety Disclosures

None.

Part II

Item 5.      Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities, and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board. This could prevent us from developing a trading market for our common stock.

Holders

As of the date of this filing, there were 23 holders of record of our common stock.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Item 6.      Selected Financial Data.

Not required for smaller reporting companies.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

See “Footnotes” section to the financial statements for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.  Because of our election to not opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, our financial statements may not be comparable to companies that comply with public company effective dates.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during the reporting period.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” management would perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, management uses these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards:

Recent accounting pronouncements other than below issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the year ended June 30, 2014.

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

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $46,408 in our operations for the year ended June 30, 2014 and our activities primarily consisted of the sale of 9,000,000 shares of our common stock to our sole director and officer for aggregate proceeds of $9,000 and the completion of a public offering of 3,000,000 shares of common stock for aggregate proceeds of $37,500.

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

Our results of operations are summarized below:

For the Year Ended
June 30, 2014
Revenue	—
Cost of Revenue	—
Expenses	$46,408
Net Loss -	$(46,408)
Net Loss per Share - Basic and Diluted	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	12,000,000

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business operations. For the year ended June 30, 2014, we issued 12,000,000 shares of common stock for cash proceeds of $46,500.

We currently have no cash on hand.  However, our current cash is not sufficient to meet the new obligations associated with being a company that is fully reporting with the SEC. We believe that the current cash will allow us to conduct minimal operations for an eighteen month period while meeting our state and SEC required compliance obligations.

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

Through June 30, 2014, we spent $46,408 on general and administrative operating expenses. We raised the cash amounts to be used in these activities from the sale of common stock. We currently have no working capital.

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

Jumpstart Our Business Startups Act of 2012.

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company.” This election will permit us to delay the adoption of new or revised accounting standards that will have different effective dates for public and private companies until such time as those standards apply to private companies.   Upon the issuance of a new or revised accounting standard that applies to our financial statements and has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt said accounting standard.  We may take advantage of the extended transition period until the first to occur of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

For additional discussion regarding the JOBS Act and the exemptions available to “emerging growth companies” thereunder, please refer to the risk factor entitled “We are an “emerging growth company” and we cannot be certain if we will be able to maintain such status or if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.”

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.      Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2014, was not effective, primarily as a result of the fact that the Company has only two employees, only one of whom has a background in accounting, and lacks segregation of duties.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Officer and Director

Our sole officer and director will serve until her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Harpeet Sangha 12820 Hubbard Street Sylmar, CA 92037	50	President, Secretary/ Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

The person named above has held her offices/positions since the inception of our company and is expected to hold her offices/positions until the next annual meeting of our stockholders.

Business Experience

HARPREET SANGHA, SOLE OFFICER AND DIRECTOR

Mr. Sangha has been a founder, CEO and board member of several public companies and brings 27 years of entrepreneurial, operational and capital market experience to Verde Science. In 1986 he started his career as Investment Advisor and gained his affinity for raising capital for numerous startups and early stage public companies. Mr. Sangha departed this position in March 2006 to apply his unique ability of bringing capital to early stage projects and founded Douglas Lake Minerals. In the role of CEO, his leadership in Douglas Lake overcame rigorous operational challenges in the African environment and brought the value of the company to $240 million. He has also served as CEO, Secretary, and director of Sharprock Resources Inc. (OTCBB: SHRK) where he raised capital to explore a preproduction gold project in the Chukotka Region of Russia. He joined Rango Energy, Inc. in 2012 as Chairman of the Board and Chief Executive Officer. Mr. Sangha has established many valuable contacts and relationships with institutional clients worldwide.

Directors

Ms. Nicholas is our only Director. Our Directors will hold his offices/positions since the inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Board Committees

Our Board of Directors has not yet appointed an audit committee, a compensation committee, or a nominating and corporate governance committee due to the small size of the Company and our Board. We have no current plans to establish an independent audit committee, compensation committee or corporate governance committee.

Code of Ethics

The Board of Directors adopted a Code of Ethics for the Company on April 8, 2013.

Item 11.   Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jocelyn Nicholas,	2014	$10,000	0	0	0	0	0	0	$ 10,0000
CEO & CFO	2013	0	0	0	0	0	0	0	0

Harpreet Sangha, CEO & CFO	2014	0	0	0	0	0	0	0	0

Outstanding Equity Awards At Fiscal Year-end Table

At the end of our last completed fiscal year, our named executive officer did not have any outstanding unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Our director did not receive any compensation for her services as a director of the Company.

Background and Qualifications of Directors.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in the biographies set forth above, our directors possess relevant knowledge and experience in the finance, accounting and business fields generally, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to Envoy to own more than 5% of the outstanding common stock as of July 23, 2014 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class
Common Stock	Harpreet Sangha	3,000,000	50%
	12820 Hubbard Street
	Sylmar, CA 92037

	All other Shareholders	3,000,000	50%

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

On April 8, 2013 we issued 9,000,000 shares of our common stock to our sole director and officer at $0.001 per share for aggregate proceeds of $9,000.

There have been no other transactions since our inception April 8, 2013, or any currently proposed transactions in which we are, or plan to be, a participant and in which any related person had or will have a direct or indirect material interest.

Director Independence

We intend to quote our securities on the OTC Bulletin Board which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.    Principal Accountant Fees and Services.

The following table shows what Messineo & Company, LLC billed for the audit and other services for the years ended April 30, 2014 and 2013.

	Year Ended April 30, 2014	Year Ended April 30, 2013
Audit Fees	$6,250	$2,250
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$6,250	$2,250

Audit Fees — This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees — N/A

Tax Fees — N/A

Overview — The Company’s Board reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by our Company’s Board. The Board may not engage the independent auditors to perform the non-audit services proscribed by law or regulation.

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Executive Officer and	July 29, 2014
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Executive Officer and	July 29, 2014
Chief Financial Officer

ENVOY GROUP CORP.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at April 30, 2014 and 2013	F-3

Statement of Operation for the year ended April 30, 2014 and the period April 8, 2013 (date of inception) through April 30, 2013	F-4

Statements of Changes in Shareholders’ Equity for the year ended April 30, 2014 and the period April 8, 2013 (date of inception) through April 30, 2013	F-5

Statements of Cash Flows for the year ended April 30, 2014 and the period April 8, 2013 (date of inception) through April 30, 2013	F-6

Notes to Financial Statements	F-7

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ENVOY GROUP CORP.

Valencia CA

We have audited the accompanying balance sheet of ENVOY GROUP CORP. as of April 30, 2014 and 2013 and the related statement of operations, stockholders’ equity and cash flows for the year ended April 30, 2014 and for the period from April 8, 2013 (date of inception) through April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENVOY GROUP CORP. (a development stage entity) as of April 30, 2014 and 2013 and the results of its operations and its cash flows for the year ending April 30, 2014 and for the period from April 8, 2013 (date of inception) through April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred a loss, has not generated revenues, and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co, CPAs, LLC

Clearwater, Florida

July 28, 2014

ENVOY GROUP CORP.
BALANCE SHEETS

	April 30, 2014	April 30, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$8,908
Total Current Assets	—	8,908

TOTAL ASSETS	$—	$8,908

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$—
Total Current Liabilities	—	—

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 12,000,000 and 9,000,000 shares issued and 12,000,000 and 9,000,000 shares outstanding, respectively	1,200	900
Additional paid in capital	45,300	8,100
Accumulated deficit	(46,500)	(92)
Total Stockholders’ Deficit	—	8,908

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$8,908

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended April 30, 2014	For the Period From Inception (April 8, 2013) through April 30, 2013

REVENUES	$—	$—
	—	—

OPERATING EXPENSES
General and administrative expenses	198	92
Professional fees	46,210	—
TOTAL OPERATING EXPENSES	46,408	92

LOSS BEFORE INCOME TAXES	(46,408)	(92)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(46,408)	$(92)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders’
	Shares	Amount	Par Value	Deficit	Deficit

Balance, April 8, 2013 (Inception)	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share, April 8, 2013	9,000,000	900	8,100	—	9,000

Net loss for the period from April 8, 2013 (date of inception) through April 30, 2013	—	—	—	(92)	(92)

Balance, April 30, 2013	9,000,000	$900	$8,100	$(92)	$8,908

Common shares issued for cash at $0.0125 per share October 2013	3,000,000	300	37,200	—	37,500

Net loss for year ended April 30, 2014	—	—	—	(46,408)	(46,408)

Balance, April 30, 2014	12,000,000	$1,200	$45,300	$(46,500)	$—

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended April 30, 2014	For the Period From Inception (April 8, 2013) through April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,408)	$(92)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Net cash used by operating activities	(46,408)	(92)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	37,500	9,000
Net cash provided by financing activities	37,500	9,000

Net (decrease) increase in cash and cash equivalents	(8,908)	8,908

Cash and cash equivalents, beginning of period	8,908	—

Cash and cash equivalents, end of period	$—	$8,908

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

Notes to Financial Statements

As of April 30, 2014 and 2013 and

For the Year Ended April 30, 2014 and

For the Period from April 8, 2013 (Date of Inception) through April 30, 2013

NOTE 1. NATURE OF BUSINESS

ENVOY GROUP CORP. (the “Company”), a Florida corporation, was formed to develop an ENVOY GROUP CORP. It is the company’s intent to develop a service to provide adult day care. The Company was incorporated on April 8, 2013 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is April 30.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended April 30, 2014, the Company had no operations. As of April 30, 2014, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at April 30, 2014. As of April 30, 2014, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING

Advertising costs are expensed as incurred. There has been no advertising cost incurred for the year ended April 30, 2014 or for the period April 8, 2013 (date of inception) through April 30, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements other than below issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the year ended April 30, 2014.

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the year ended April 30, 2014, the Company incurred losses of $46,408. The net operating loss, resulting from operating activities, result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

For the Year Ended
April 30, 2014
Tax benefit at U.S. statutory rate	$15,300
State income tax benefit, net of federal benefit.	2,300
17,600
Valuation allowance	(17,600)
$—

The Company did not have any temporary differences for the year ended April 30, 2014.

NOTE 5. SHAREHOLDER’S EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001. The Company issued 9,000,000 shares of our $.0001 par value common stock to Jocelyn Nicholas, our CEO and sole director, on April 8, 2013 for cash in the amount of $9,000 (per share price of $0.001).

During the year ended April 30, 2014, the Company completed a public offering of 3,000,000 shares of common stock issued at $0.0125 for cash proceeds of $37,500.

On May 9, 2014, Envoy Group, Inc. (the “Company”) amended its Articles of Incorporation, decreasing the number of common shares authorized from 250,000,000 to 240,000,000 and authorizing 10,000,000 shares of preferred stock.  The par value for both classes of stock is $0.0001.  The majority shareholder, owning 75% of the issued and outstanding shares of common stock, approved the amendment to the Articles of Incorporation.

At the time of the amendment, the Company designated 10,000 shares of its authorized but unissued shares of preferred stock as Series A Preferred Stock.  The 10,000 Series A Preferred Stock shall have an aggregate voting power of 45% of the combined voting power of the entire Company’s shares, Common Stock and Preferred Stock, as long as the Company is in existence. Each holder of the Series A Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the by-laws of the Company, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. outstanding, the Company may not (i) authorize, create or issue, or increase the authorized number of shares of, any class or series of capital stock ranking prior to or on a parity with the Series A Preferred Stock, (ii) authorize, create or issue any class or series of common stock of the Company other than the Common Stock, (iii) authorize any reclassification of the Series A Preferred Stock, (iv) authorize, create or issue any securities convertible into or exercisable for capital stock prohibited by (i) or (ii), (v) amend this Certificate of Designations or (vi) enter into any merger or reorganization, or disposal of assets involving 20% of the total capitalization of the Company.

Subject to the rights of the holders of any other series of Preferred Stock ranking senior to or on a parity with the Series A Preferred Stock with respect to liquidation and any other class or series of capital stock of the Company ranking senior to or on a parity with the Series A Preferred Stock with respect to liquidation, in the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of record of the issued and outstanding shares of Series A Preferred Stock shall be entitled to receive, out of the assets of the Company available for distribution to the holders of shares of Series A Preferred Stock, prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock and any other series of Preferred Stock ranking junior to the Series A Preferred Stock with respect to liquidation.

The holders of the Series A Preferred Stock shall not be entitled to receive dividends per share of Series A Preferred Stock.  The Company shall have no rights to redeem Series A Preferred Stock.

On May 28, 2014, subsequent to the year end, in exchange for the return of 6,000,000 of his common shares, the Company’s majority shareholder will be issued the 10,000 shares of the Series A Preferred Stock.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

On April 8, 2013, the Company sold 9,000,000 shares of common stock to its founder for $0.001 per share.  On April 14, 2014, Jocelyn Nicholas, sole officer and director of Envoy Group Corp. (the “Company”) and majority shareholder, sold all shares in the Company, an aggregate of 9,000,000 shares of the common stock of the Company, to Harpeet Singh Sangha (“Sangha”) in a private transaction.  As a result of this transaction, Sangha owns approximately 75% of the issued and outstanding shares of common stock of the Company and is the now the majority shareholder of the Company.

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

NOTE 8. SUBSEQUENT EVENTS

On May 28, 2014, in exchange for the return of 6,000,000 of his common shares, the Company’s majority shareholder will be issued 10,000 shares of the Series A Preferred Stock.

Management has evaluated subsequent events through the date of filing. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure, other than those already included.