Form 10-Q
period 2014-07-31
ENVOY GROUP CORP.
filed 2014-09-15
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 333-188785

ENVOY GROUP CORP.

(Exact name of registrant as specified in its charter)

Florida	46-2500923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28494 Westinghouse Place, Suite 213

Valencia CA

(Address of principal executive offices, Zip Code)

(661)-449-9630

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

Yes [X]                                          No [  ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 12, 2014 was 12,000,000.

PART I – FINANCIAL INFORMATION

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ENVOY GROUP CORP.

BALANCE SHEETS

	July 31,	April 30,
	2014	2014
ASSETS	(unaudited)	audited

CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,500	$—
Due to shareholder	1,053	—
Total Current Liabilities	5,553	—

STOCKHOLDERS’ DEFICIT
Capital stock:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized
Preferred stock, Series A, $0.0001 par value; 10,000 shares designated, issued and outstanding	1	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 6,000,000 and 9,000,000 shares issued and 12,000,000 and 9,000,000 shares outstanding, respectively	600	1,200
Additional paid in capital	45,899	45,300
Accumulated deficit	(52,053)	(46,500)
Total Stockholders’ Deficit	(5,553)	—

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,	For the Three Months Ended July 31,
	2014	2013

REVENUES	$—	$—
	—	—

OPERATING EXPENSES
Professional fees	5,553	2,846
TOTAL OPERATING EXPENSES	5,553	2,846

LOSS BEFORE INCOME TAXES	(5,553)	(2,846)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(5,553)	$(2,846)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	7,760,870	9,000,000

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,	For the Three Months Ended July 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,553)	$(2,846)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Increase in prepaid expenses	—	(500)
Increase in accounts payable	4,500	—
Net cash used by operating activities	(1,053)	(3,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to stockholder	1,053	—
Net cash provided by financing activities	1,053	—

Net (decrease) increase in cash and cash equivalents	—	(3,346)

Cash and cash equivalents, beginning of period	—	8,908

Cash and cash equivalents, end of period	$—	$5,562

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

Notes to Financial Statements

As of July 31, 2014 and 2013

(Unaudited)

NOTE 1. NATURE OF BUSINESS

ENVOY GROUP CORP. (the “Company”), a Florida corporation, was formed to develop an ENVOY GROUP CORP. It is the company’s intent to develop a service to provide adult day care. The Company was incorporated on April 8, 2013 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is April 30.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended July 31, 2014, the Company had no operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at July 31, 2014. As of July 31, 2014, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING

Advertising costs are expensed as incurred. There has been no advertising cost incurred for the three months ended July 31, 2014 or 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard for the current period and future quarterly and annual presentations.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the three months ended July 31, 2014, the Company incurred losses of $5,553. The net operating loss, resulting from operating activities, result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

	For the Three Months Ended July 31, 2014	For the Year Ended April 30, 2014
	(unaudited)
Tax benefit at U.S. statutory rate	$2,000	$15,300
State income tax benefit, net of federal benefit.	$300	2,300
	$2,300	17,600
Valuation allowance	$(2,300)	(17,600)
	—	$—

The Company did not have any temporary differences for the three months ended July 31, 2014.

NOTE 5. SHAREHOLDER’S EQUITY

On May 9, 2014, the Company amended its Articles of Incorporation, decreasing the number of common shares authorized from 250,000,000 to 240,000,000, par value of $0.0001, and authorizing 10,000,000, par value of $0.0001, shares of preferred.  Of the 10,000,000 preferred shares, 10,000 have been designated as Series A.

COMMON STOCK

The authorized common stock of the Company consists of 240,000,000 shares with a par value of $0.0001. The Company issued 9,000,000 shares of our $.0001 par value common stock to Jocelyn Nicholas, our CEO and sole director, on April 8, 2013 for cash in the amount of $9,000 (per share price of $0.001).  On April 14, 2014, Jocelyn Nicholas, sole officer and director of Envoy Group Corp. (the “Company”) and majority shareholder, sold all shares in the Company, an aggregate of 9,000,000 shares of the common stock of the Company, to Harpreet Singh Sangha (“Sangha”) in a private transaction.  As a result of this transaction, Sangha owns approximately 75% of the issued and outstanding shares of common stock of the Company and is the now the majority shareholder of the Company.

In October 2014, the Company completed a public offering of 3,000,000 shares of common stock issued at $0.0125 for cash proceeds of $37,500.

PREFERRED STOCK - SERIES A

On May 28, 2014, in exchange for the return of 6,000,000 of his common shares, the Company’s majority shareholder received 10,000 shares of the Series A Preferred Stock.

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

WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2014, a shareholder of the Company paid several vendor invoices totaling 1,053.  The liability is non-interest bearing and due on demand.  The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of the majority shareholder.

On May 28, 2014, in exchange for the return of 6,000,000 of his common shares, the Company’s majority shareholder was issued 10,000 shares of the Series A Preferred Stock.

The officer and director of the Company is or may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not have employment contracts with its key employees, including the controlling shareholder who is an officer of the Company.

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

Results of Operations

There are no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $5,553 in our operations for the three months ended July 31, 2014.

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

Our results of operations are summarized below:

For the Three Months Ended
July 31 , 2014
(Unaudited)
Revenue	—
Cost of Revenue	—
Expenses	$5,553
Net Loss -	$(5,553)
Net Loss per Share - Basic and Diluted	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	12,000,000

Liquidity and Capital Resources

Our current cash on hand is $0.  Our operations are being funded by advances from a shareholder.

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

Through July 31, 2014, we spent $5,553 on general and administrative operating expenses. We raised the cash amounts to be used in these activities from advances from a shareholder. We currently have negative working capital of $5,553.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2014 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after July 31, 2014.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended July 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered sales of equity securities

During the three months ended July 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

ENVOY GROUP CORP.

Date: September 15, 2014	By: /s/ Harpreet Sangha
Harpreet Sangha
President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer, Secretary, Treasurer and Director