Form 10-Q
period 2015-01-31
ENVOY GROUP CORP.
filed 2015-03-25
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2015

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

Yes [X]                                          No [  ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 15, 2015 was 80,000,000.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ENVOY GROUP CORP.

BALANCE SHEETS

	January 31,	April 30,
	2015	2014
ASSETS	(unaudited)	audited

CURRENT ASSETS:
Cash and cash equivalents	$212	$—
Total Current Assets	212	—

TOTAL ASSETS	$212	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,803	$—
Due to shareholder	13,972	—
Total Current Liabilities	30,775	—

STOCKHOLDERS’ DEFICIT
Capital stock:
Preferred stock, Series A, $0.0001 par value; 10,000 shares designated, 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 80,000,000 and 120,000,000 shares issued and outstanding, respectively	8,000	12,000
Additional paid in capital	38,500	34,500
Accumulated deficit	(77,063)	(46,500)
Total Stockholders’ Deficit	(30,563)	—

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$212	$—

* Retroactively restated for 1 for 10 forward stock split, as approved by Board of Directors on May 27, 2014

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31, 2015	For the Three Months Ended January 31, 2014	For the Nine Months Ended January 31, 2015	For the Nine Months Ended January 31, 2014

REVENUES	$—	$—	$—	$—
	—	—	—	—

OPERATING EXPENSES
Administrative	13,985	186	17,563	198
Professional fees	7,500	24,134	13,000	29,391
TOTAL OPERATING EXPENSES	21,485	24,320	30,563	29,589

LOSS BEFORE INCOME TAXES	(21,485)	(24,320)	(30,563)	(29,589)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(21,485)	$(24,320)	$(30,563)	$(29,589)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	120,000,000	110,040,816	103,090,091

* Retroactively restated for 1 for 10 forward stock split, as approved by Board of Directors on May 27, 2014

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31, 2015	For the Nine Months Ended January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,563)	$(29,589)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Increase in accounts payable	16,803	—
Net cash used by operating activities	(13,760)	(29,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	37,500
Increase in due to stockholder	13,972	—
Net cash provided by financing activities	13,972	37,500

Net (decrease) increase in cash and cash equivalents	212	7,911

Cash and cash equivalents, beginning of period	—	8,908

Cash and cash equivalents, end of period	$212	$16,819

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

See Notes to the Unaudited Financial Statements

ENVOY GROUP CORP.

Notes to Financial Statements

As of January 31, 2015 and 2014

(Unaudited)

NOTE 1. NATURE OF BUSINESS

ENVOY GROUP CORP. (the “Company”), a Florida corporation, was formed to develop an ENVOY GROUP CORP. It is the company’s intent to develop a service to provide adult day care. The Company was incorporated on April 8, 2013 (Date of Inception) with its corporate headquarters located in Valencia, California and its year-end is April 30.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended January 31, 2015, the Company had no operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at January 31, 2015. As of January 31, 2015, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING

Advertising costs are expensed as incurred. There has been no advertising cost incurred for the three or nine months ended January 31, 2015 or 2014.

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the nine months ended January 31, 2015, the Company incurred losses of $30,562. The net operating loss, resulting from operating activities, result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

	For the nine Months Ended January 31, 2015	For the Year Ended April 30, 2014
	(unaudited)
Tax benefit at U.S. statutory rate	$11,000	$15,300
State income tax benefit, net of federal benefit.	1,680	2,300
	12,680	17,600
Valuation allowance	(12,680)	(17,600)
	$—	$—

The Company did not have any temporary differences for the nine months ended January 31, 2015.

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

COMMON STOCK

The authorized common stock of the Company consists of 240,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares (90,000,000 shares post-split) of our $.0001 par value common stock to Jocelyn Nicholas, our then CEO and sole director, on April 8, 2014 for cash in the amount of $9,000 (per share price of $0.001).  On April 14, 2014, Jocelyn Nicholas, sole officer and director of Envoy Group Corp. (the “Company”) and majority shareholder, sold all of his shares in the Company, an aggregate of 9,000,000 shares (90,000,000 shares post-split) of the common stock of the Company, to Harpreet Singh Sangha (“Sangha”) in a private transaction.  As a result of this transaction, Sangha owns approximately 75% of the issued and outstanding shares of common stock of the Company and is the now the majority shareholder of the Company.

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

NOTE 6. RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2015, a shareholder of the Company paid several vendor invoices totaling $7,531.  The liability is non-interest bearing and due on demand.  The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of the majority shareholder.

On May 28, 2014, in exchange for the return of 60,000,000 of his common shares, the Company’s majority shareholder was issued 10,000 shares of the Series A Preferred Stock. On August 1, 2014, the Company’s majority shareholder reversed this exchange resulting in the re-issuance of his 60,000,000 common shares and cancellation of the 10,000 shares of the Series A Preferred Stock.

On December 5, 2014, the Company’s major shareholder returned 40,000,000 of the Company’s share for cancellation. The effect of this share cancellation has been reflected as of January 31, 2015.

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

Results of Operations

There are no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $30,563 in our operations for the nine month period as compared to $29,589 during the nine month period ended January 31, 2014. We incurred expenses of $21,485 our operations for the three months ended January 31, 2015 as compared to $24,320 for the three months ended January 31, 2014.

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

Our results of operations are summarized below:

For the Nine Months Ended
January 31, 2015
(Unaudited)
Revenue	—
Cost of Revenue	—
Expenses	$30,563
Net Loss -	$(30,563)
Net Loss per Share - Basic and Diluted	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	110,040,816

Liquidity and Capital Resources

Our current cash on hand is $212.  Our operations are being funded by advances from a shareholder.

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

Through January 31, 2015, we spent $30,562 on general and administrative operating expenses. We raised the cash amounts to be used in these activities from advances from a shareholder. We currently have negative working capital of $30,562.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2015 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after January 31, 2015.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended January 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered sales of equity securities

During the nine months ended January 31, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

* to be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVOY GROUP CORP.

Date: March 23, 2015	By: /s/ Harpreet Sangha
Harpreet Sangha
President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer, Secretary, Treasurer and Director