Form 10-Q/A
period 2015-01-31
ENVOY GROUP CORP.
filed 2015-03-31
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2015 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended January 31, 2015, filed with the Securities and Exchange Commission on March 25, 2015.

Additionally, we corrected a typographical error on page 9, in “NOTE 4. INCOME TAXES”, in the first paragraph, the sentence “For the nine months ended January 31, 2015, the Company incurred losses of $30,563.” The value has been corrected from “$30,562” to “$30,563”.

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the nine months ended January 31, 2015, the Company incurred losses of $30,563 . The net operating loss, resulting from operating activities, result in deferred tax assets at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

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

ENVOY GROUP CORP.

Date: March 31 , 2015	By: /s/ Harpreet Sangha
Harpreet Sangha
President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer, Secretary, Treasurer and Director