Form 10-K
period 2015-04-30
ENVOY GROUP CORP.
filed 2015-08-07
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2015 is 80,000,000.

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

As used in this Form 10-K “we”, “our”, “us”, “the Company” and “Envoy Group” refer to Envoy Group Corp. unless the context requires otherwise.

Item 1.      BUSINESS.

Company Overview

Overview

As of the April 30, 2015, we have not established any business operations and have not achieved any revenues. We have not commenced providing any services, have not created relationships with any potential customers, have not obtained a facility or achieving our business plan. Importantly, there is no guarantee that we will succeed in accomplishing any other goals. In order to accomplish these goals, we anticipate that we will require not less than $575,000 in additional financing. We have taken no steps to secure the disclosed additional financing that we will need to implement our business plan.

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

Management

Our Chairman and CEO has been a founder, CEO and board member of several public companies and brings 29 years of entrepreneurial, operational and capital market experience to Envoy Group. His unique ability of bringing capital to early stage projects will be a benefit to advancing the business objectives of the Company. Mr. Sangha networks with other professionals that can provide additional support as consultants that will be required in the Adult Day Care Center.

We do not currently have any agreements in place with customers for the provision of our services, or any suppliers.

Once our intended pilot Adult Day Care Center is established, we intend to offer others the opportunity to franchise our future name and concept.

NAME AND ADDRESS	AGE	POSITION(S)
Harpreet Sangha 12820 Hubbard Street Sylmar, CA 92037	51	President, Secretary/ Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

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

Employees

As of April 30, 2015, we have no employees other than Mr. Sangha, our sole officer and director. Mr. Sangha has the flexibility to work on our business up to 10 to 25 hours per week. He is prepared to devote more time to our operations as may be required and we do not have any employment agreements with him.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

During the initial implementation of our business plan, we intend to hire independent consultants to assist in the development and execution of our business operation.

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

Holders

As of the date of this filing, there were 21 holders of record of our common stock.

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

Recently Issued Accounting Standards:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $34,733 in our operations for the year ended April 30, 2015 and our activities primarily consisted of the conversion of 60,000,000 common shares to 10,000 Series A. Preferred Shares, the conversion reversal of 10,000 Series A Preferred Shares back to 60,000,000 common shares and the cancellation of 40,000,000 common shares.

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

Our results of operations are summarized below:

For the Year Ended
April 30, 2015
Revenue	—
Cost of Revenue	—
Expenses	$34,733
Net Loss -	$(34,733)
Net Loss per Share - Basic and Diluted	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	76,219,178

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business operations. As at April 30, 2015, there are 80,000,000 shares of common stock issued and outstanding.  Total cash proceeds received from common share issuance since inception to April 30, 2015 is $46,500.

We currently have $106 cash on hand.  Our current cash is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe that the current cash will allow us to conduct minimal operations for an eighteen month period while meeting our state and SEC required compliance obligations, and we will require additional financing in the form of share issuance proceeds or advances from our sole director.

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

Through the year ended April 30, 2015, we spent $34,733 on general and administrative operating expenses. We relied on advances from our sole director to fund general and administrative operating expenses. . We currently have no working capital.

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

Critical Accounting Policies

There are no critical accounting policies at present due to the extent of the Company’s operations currently.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2015.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2015, was not effective, primarily as a result of the fact that the Company has only one employee, who has a background in accounting but the Company’s control environment lacks segregation of duties.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Harpreet Sangha 12820 Hubbard Street Sylmar, CA 92037	51	President, Secretary/ Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

The person named above has held her offices/positions since the inception of our company and is expected to hold her offices/positions until the next annual meeting of our stockholders.

Business Experience

HARPREET SANGHA, SOLE OFFICER AND DIRECTOR

Mr. Sangha has been a founder, CEO and board member of several public companies and brings 29 years of entrepreneurial, operational and capital market experience to Envoy Group Corp. In 1986 he started his career as Investment Advisor and gained his affinity for raising capital for numerous startups and early stage public companies. Mr. Sangha departed this position in March 2006 to apply his unique ability of bringing capital to early stage projects and founded Douglas Lake Minerals. In the role of CEO, his leadership in Douglas Lake overcame rigorous operational challenges in the African environment and brought the value of the company to $240 million. He has also served as CEO, Secretary, and director of Sharprock Resources Inc. (OTCBB: SHRK) where he raised capital to explore a preproduction gold project in the Chukotka Region of Russia. He joined Rango Energy, Inc. in 2012 as Chairman of the Board and Chief Executive Officer. Mr. Sangha has established many valuable contacts and relationships with institutional clients worldwide.

Directors

Mr. Sangha is our only Director. Our Directors will hold his offices/positions since the inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jocelyn Nicholas,	2015	0	0	0	0	0	0	0	0
Former CEO & CFO	2014	$10,000	0	0	0	0	0	0	$10,000

Harpreet Sangha,	2015	0	0	0	0	0	0	0	0
CEO & CFO	2014	0	0	0	0	0	0	0	0

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to Envoy to own more than 5% of the outstanding common stock as of April 30, 2015 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class
Common Stock	Harpreet Sangha	50,000,000	62.50%
	12820 Hubbard Street
	Sylmar, CA 92037

	All other Shareholders	30,000,000	37.50%

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2015, there is a balance of $18,462 owed to our current sole director and officer for the advances  of working capital and expenses paid on behalf of the Company.

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

Item 14.    Principal Accountant Fees and Services.

The following table shows what the auditor billed for the audit and other services for the year ended April 30, 2015.

Year Ended April 30, 2015
Audit Fees	$8,500
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$8,500

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance File
101.SCH**	XBRL Schema File
101.CAL**	XBRL Calculation File
101.DEF**	XBRL Definition File
101.LAB**	XBRL Label File
101.PRE**	XBRL Presentation File

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

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Executive Officer and	August 7, 2015
Harpreet Sangha	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Executive Officer,	August 7, 2015
Harpreet Sangha	Chief Financial Officer and Sole Director

ENVOY GROUP CORP.

INDEX TO THE FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F–1

Balance Sheets at April 30, 2015 and 2014	F–3

Statements of Operations and Comprehensive Loss for the years ended April 30, 2015 and 2014	F–4

Statements of Stockholders’ Deficit for the years ended April 30, 2015 and 2014	F–5

Statements of Cash Flows for the years ended April 30, 2015 and 2014	F–6

Notes to the Financial Statements	F–7

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Envoy Group Corp.

We have audited the accompanying balance sheet of Envoy Group Corp. as of April 30, 2015 and the related statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Envoy Group Corp. as of April 30, 2014 were audited by other auditors whose report dated July 28, 2014, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envoy Group Corp. as of April 30, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Manning Elliott LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

July 30, 2015

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ENVOY GROUP CORP.

Valencia CA

We have audited the accompanying balance sheet of ENVOY GROUP CORP. as of April 30, 2014 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENVOY GROUP CORP. as of April 30, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss, has not generated revenues, and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co, CPAs, LLC

Clearwater, Florida

July 28, 2014

ENVOY GROUP CORP.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	April 30,	April 30,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$106	$—

TOTAL ASSETS	$106	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,827	$—
Due to related party (Note 4)	18,462	—
Loans payable	1,550	—
Total Current Liabilities	34,839	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 5)	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 80,000,000 shares issued and outstanding as of April 30, 2015 and 120,000,000 shares issued and outstanding as of April 30, 2014) (Note 5)	8,000	12,000
Additional paid-in capital	38,500	34,500
Accumulated deficit	(81,233)	(46,500)
Total Stockholders’ Deficit	$(34,733)	$—

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$106	$—

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	For the Year Ended April 30,
	2015	2014

OPERATING EXPENSES
General and administrative	$12,065	$198
Professional fees	22,668	46,210

NET LOSS AND COMPREHENSIVE LOSS	$(34,733)	$(46,408)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	76,219,178	107,178,082

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – April 30, 2013	—	$—	90,000,000	$9,000	$—	$(92)	$8,908

Common shares issued	—	—	30,000,000	3,000	34,500	—	37,500

Net loss for the year	—	—	—	—	—	(46,408)	(46,408)

Balance – April 30, 2014	—	$—	120,000,000	$12,000	$34,500	$(46,500)	$—

Conversion of common shares to preferred shares	10,000	10	(60,000,000)	(6,000)	5,990	—	—

Conversion of preferred shares to common shares	(10,000)	(10)	60,000,000	6,000	(5,990)	—	—

Cancellation of common shares	—	—	(40,000,000)	(4,000)	4,000	—	—

Net loss for the year	—	—	—	—	—	(34,733)	(34,733)

Balance – April 30, 2015	—	$—	80,000,000	$8,000	$38,500	$(81,233)	$(34,733)

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	For the Year Ended April 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,733)	$(46,408)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,827	—

Net Cash Used in Operating Activities	(19,906)	(46,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	37,500
Advances from related party	18,462	—
Proceeds received from loans payable	1,550	—

Net Cash Provided by Financing Activities	20,012	37,500

Net Increase (Decrease) in Cash and Cash Equivalents	106	(8,908)

Cash and Cash Equivalents, Beginning of Year	—	8,908

Cash and Cash Equivalents, End of Year	$106	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Years Ended April 30, 2015 and 2014

NOTE 1. NATURE OF BUSINESS

Envoy Group Corp. (the “Company”), a Florida corporation, was incorporated on April 8, 2013 with its corporate headquarters located in Valencia, California. It is the Company’s intent to develop a service to provide adult day care. The Company’s year-end is April 30.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended April 30, 2015, the Company had no revenues and has increased losses since inception. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates related to fair value measurements and deferred income tax asset valuation allowance. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

FINANCIAL INSTRUMENTS

ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Years Ended April 30, 2015 and 2014

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The financial instruments consist principally of cash, accounts payable, and due to related parties. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2015 and 2014, as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	April 30, 2015	April 30, 2014
	$	$	$	$	$
Assets:
Cash	106	—	—	106	—

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of April 30, 2015 and 2014.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

CASH AND CASH EQUIVALENTS

All cash investments with an original maturity of three months or less are considered to be cash equivalents.

INCOME TAXES

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Years Ended April 30, 2015 and 2014

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at April 30, 2015 and 2014. As of April 30, 2015 and 2014, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES

As at April 30, 2015, the Company was indebted to the majority shareholder in the amount of $18,462 (2014 - $nil) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 5. SHARE CAPITAL

On May 9, 2014, the Company amended its Articles of Incorporation, decreasing the number of common stock authorized from 250,000,000 to 240,000,000, par value of $0.0001, and authorizing 10,000,000, par value of $0.0001, shares of preferred shares.

At the time of the amendment, the Company designated 10,000 shares of its authorized but unissued shares of preferred stock as Series A Preferred Stock. The 10,000 Series A Preferred Stock shall have an aggregate voting power of 45% of the combined voting power of the entire Company’s shares, common stock and preferred stock, as long as the Company is in existence. Each holder of the Series A Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the by-laws of the Company, and shall be entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock have the right to vote. Without the vote or consent of holders of at least a majority of the shares of Series A Preferred Stock then outstanding, the Company may not (i) authorize, create or issue, or increase the authorized number of shares of, any class or series of capital stock ranking prior to or on a parity with the Series A Preferred Stock, (ii) authorize, create or issue any class or series of common stock of the Company other than the common stock, (iii) authorize any reclassification of the Series A Preferred Stock, (iv) authorize, create or issue any securities convertible into or exercisable for capital stock prohibited by (i) or (ii), (v) amend this Certificate of Designations or (vi) enter into any merger or reorganization, or disposal of assets involving 20% of the total capitalization of the Company.

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

On October 22, 2014, the Company completed a 10:1 forward stock split. All share numbers have been retroactively restated as if the forward stock split had occurred at the Company’s inception.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Years Ended April 30, 2015 and 2014

COMMON STOCK

On October 3, 2013, the Company completed a public offering of 30,000,000 shares of common stock issued at $0.00125 for proceeds of $37,500.

On May 28, 2014, the Company issued 10,000 shares of Series A preferred stock in exchange for the return of 60,000,000 shares of common stock held by the Company’s majority shareholder.

On September 30, 2014, the Company issued 60,000,000 shares of common stock in exchange for the return of 10,000 shares of Series A preferred stock held by the Company’s majority shareholder.

On September 30, 2014, the Company cancelled 40,000,000 shares of common stock that was returned to the Company by its majority shareholder.

PREFERRED STOCK - SERIES A

On May 28, 2014, the Company issued 10,000 shares of Series A preferred stock in exchange for the return of 60,000,000 shares of common stock held by the Company’s majority shareholder.

On September 30, 2014, the Company issued 60,000,000 shares of common stock in exchange for the return of 10,000 shares of Series A preferred stock held by the Company’s majority shareholder.

NOTE 6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	April 30, 2015 $	April 30, 2014 $

Net loss	34,733	46,408
Income tax rate	35%	35%
Expected income tax benefit	(12,157)	(16,243)
Valuation allowance change	12,157	16,243
Provision for income taxes	—	—

The significant components of deferred income tax assets at April 30, 2015 and 2014, are as follows:

	April 30, 2015 $	April 30, 2014 $

Net operating loss carryforward	28,432	16,275
Valuation allowance	(28,432)	(16,275)
Net deferred income tax asset	—	—

The Company has net operating loss carryforwards of approximately $81,233 available to offset taxable income in future years which expires beginning in fiscal 2033. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.