Form 10-Q
period 2015-07-31
ENVOY GROUP CORP.
filed 2015-09-17
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2015

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

Yes [X]                                          No [  ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2015 was 80,000,000.

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		12

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ENVOY GROUP CORP.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	July 31,	April 30,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42	$106

TOTAL ASSETS	$42	$106

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,219	$14,827
Due to related party (Note 4)	23,022	18,462
Loans payable	1,550	1,550
Total Current Liabilities	47,791	34,839

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 5)	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 80,000,000 shares issued and outstanding (Note 5)	8,000	8,000
Additional paid-in capital	38,500	38,500
Accumulated deficit	(94,249)	(81,233)
Total Stockholders’ Deficit	(47,749)	(34,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42	$106

Nature of Business  (Note 1)

Going Concern  (Note 2)

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended July 31,
	2015	2014

OPERATING EXPENSES
General and administrative	$764	$—
Professional fees	12,252	5,553

NET LOSS AND COMPREHENSIVE LOSS	$(13,016)	$(5,553)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	80,000,000	78,260,870

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,016)	$(5,553)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,392	4,500

Net Cash Used in Operating Activities	(4,624)	(1,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	4,560	1,053

Net Cash Provided by Financing Activities	4,560	1,053

Net Increase (Decrease) in Cash and Cash Equivalents	(64)	—

Cash and Cash Equivalents, Beginning of Period	106	—

Cash and Cash Equivalents, End of Period	$42	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Three Months Ended July 31, 2015 and 2014

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Envoy Group Corp. (the “Company”), a Florida corporation, was incorporated on April 8, 2013 with its corporate headquarters located in Valencia, California. It is the Company’s intent to develop a service to provide adult day care.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at July 31, 2015, the Company has a working capital deficiency of $47,749 and an accumulated deficit of $94,249.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year-end is April 30.

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles to complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2015, included in the Company’s Annual Report on Form 10-K filed on August 7, 2015 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2015, and the results of its operations and cash flows for the three months July 31, 2015. The results of operations for the period ended July 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

The significant accounting policies followed are:

USE OF ESTIMATES

The preparation of financial statements in conformity with  US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates related to fair value measurements and deferred income tax asset valuation allowance. Actual results could differ from those estimates.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2015 and April 30, 2015:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	July 31, 2015	April 30, 2015
	$	$	$	$	$
Assets:
Cash	42	—	—	42	106

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheets as of July 31, 2015 and April 30, 2015.

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

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES

As at July 31, 2015, the Company was indebted to the majority shareholder in the amount of $23,022 (April 30, 2015 - $18,462) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

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

COMMON STOCK

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

Management’s Plan of Operation

We do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital through this disclosed offering to continue our operations. We expect that after 18 months from the completion of this offering, we intend to implement our business and marketing plan. We believe we must raise a total of $575,000 to pay for expenses associated with our development. These funds will be used to finance anticipated activities during our development plan as described below. All anticipated expenses are based on estimates made by our sole Officer and Director based on his experience in his industry on his personal research. These costs may vary considerably based on the current local, state, or national economic conditions.

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

Results of Operations

There are no historical financial information about us upon which to base an evaluation of our performance. We incurred expenses of $13,016 our operations for the three months ended July 31, 2015 as compared to $5,553 for the three months ended July 31, 2014.

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

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Three Months Ended July 31, 2015 (unaudited)	For the Three Months Ended July 31, 2014 (unaudited)

Revenue	—	—
Cost of Revenue	—	—
Expenses	$13,016	$5,553
Net Loss	$(13,016)	$(5,553)
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	80,000,000	78,260,870

Liquidity and Capital Resources

Our current cash on hand is $42. Our operations are being funded by advances from a shareholder.

We require additional cash to execute our business plan over the next eighteen months.  Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

Through the three months ended July 31, 2015, we spent $13,016  on general and administrative operating expenses. We raised the cash amounts to be used in these activities from advances from a shareholder. We currently have negative working capital of $47,749.

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

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to raise capital, implement our business plan and generate revenues. See Note 2 of our financial statements.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address the board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2015 covered by this Quarterly Report  on  Form  10-Q. Based  upon  such  evaluation, the  Chief  Executive Officer  and Chief  Financial Officer  has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after July 31, 2015.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended July 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities

During the three months ended July 31, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a)  Exhibit index

Exhibit	Description
31.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Section 1350
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVOY GROUP CORP.

Date: September 17, 2015	By: /s/ Harpreet Sangha
Harpreet Sangha
President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer, Secretary, Treasurer and Director