Form 10-Q
period 2015-10-31
ENVOY GROUP CORP.
filed 2015-12-18
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

661-449-9630

(Registrant’s telephone number, including area code)

not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had a total of 80,000,000 shares of common stock issued and outstanding at December 15, 2015.

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

SIGNATURES		14

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ENVOY GROUP CORP.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	October 31,	April 30,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10	$106

TOTAL ASSETS	$10	$106

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,714	$14,827
Due to related party (Note 4)	23,846	18,462
Loans payable	1,550	1,550
Total Current Liabilities	54,110	34,839

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 5)	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 80,000,000 shares issued and outstanding (Note 5)	8,000	8,000
Additional paid-in capital	38,500	38,500
Accumulated deficit	(100,600)	(81,233)
Total Stockholders’ Deficit	(54,100)	(34,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10	$106

Going Concern  (Note 2)

Subsequent Events  (Note 6)

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2015	2014	2015	2014

OPERATING EXPENSES
General and administrative	$2,441	$3,577	$3,205	$3,577
Professional fees	3,910	(53)	16,162	5,500

NET LOSS AND COMPREHENSIVE LOSS	$(6,351)	$(3,524)	$(19,367)	$(9,077)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	66,956,522	80,000,000	72,540,541

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Six Months Ended October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,367)	$(9,077)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,887	3,993

Net Cash Used in Operating Activities	(5,480)	(5,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	5,384	5,253

Net Cash Provided by Financing Activities	5,384	5,253

Net (Decrease) Increase in Cash and Cash Equivalents	(96)	169

Cash and Cash Equivalents, Beginning of Period	106	—

Cash and Cash Equivalents, End of Period	$10	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Six Months Ended October 31, 2015 and 2014

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Envoy Group Corp. (the “Company”), a Florida corporation, was incorporated on April 8, 2013 with its corporate headquarters located in Valencia, California. It was the Company’s intent to develop a service to provide adult day care.

On August 6, 2015, the Company announced that it had signed a letter of intent to acquire Picante Gaming N.V. (“Picante”), a Curaçao based developer of business-to-business software for real time, streaming gaming technology. Picante holds over 40 licenses worldwide. Subsequently the Company decided not to proceed with the acquisition.

On November 23, 2015, the Company announced that it intends to restructure its business plan and enter the consumer products market. To date the Company has identified one area in this market that it plans to enter which is the energy drinks industry (Note 6).

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at October 31, 2015, the Company has a working capital deficiency of $54,100 and an accumulated deficit of $100,600. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year-end is April 30.

These interim unaudited financial statements have been prepared in accordance with US GAAP interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2015, included in the Company’s Annual Report on Form 10-K filed on August 7, 2015 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2015, and the results of its operations and cash flows for the three and six months ended October 31, 2015. The results of operations for the period ended October 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

The significant accounting policies followed are:

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Six Months Ended October 31, 2015 and 2014

(Unaudited)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2015 and April 30, 2015:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	October 31, 2015	April 30, 2015
	$	$	$	$	$
Assets:
Cash	10	—	—	10	106

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Six Months Ended October 31, 2015 and 2014

(Unaudited)

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of October 31, 2015 and April 30, 2015.

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

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES

As at October 31, 2015, the Company was indebted to the majority shareholder in the amount of $23,846 (April 30, 2015 - $18,462) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 5. STOCKHOLDERS’ DEFICIT

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

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Six Months Ended October 31, 2015 and 2014

(Unaudited)

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

NOTE 6. SUBSEQUENT EVENTS

On December 4, 2015, the Company entered into an agreement (the “Agreement”) with BVD Ltd. (“BVD”), a Thailand based beverage company, for the exclusive distribution rights of Louis XIV Energy Drinks within Canada. Currently, Louis XIV Energy Drinks are available only in Europe. Provided that the Agreement has not been terminated by a material breach or an unacceptable change of the Company, the term of the Agreement is for five years and, unless cancelled, the contract will renew automatically for another ten years. BVD has the option to terminate the Agreement at the end of the second year by paying the Company €15,000 and giving 30 days advanced written notice. Acquiring inventory from BVD must be done with purchase orders that are accompanied with advance payment.

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

MANAGEMENT’S PLAN OF OPERATIONS

We do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital through this disclosed offering to continue our operations. We intend to implement our business and marketing plan within the next 18 months. We believe we must raise a total of $575,000 to pay for expenses associated with our development. These funds will be used to finance anticipated activities during our development plan as described below. All anticipated expenses are based on estimates made by our sole Officer and Director based on his experience in his industry on his personal research. These costs may vary considerably based on the current local, state, or national economic conditions.

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

We have not yet begun the development of any of our anticipated Businesses and even if we do secure adequate financing, there can be no assurance that our services will be accepted by the marketplace and that we will be able to generate revenues.

Our sole Officer and Director will be responsible for business plan development. If we develop our services and are in a position to begin sales and marketing we intend to hire independent consultants as we deem necessary.

RESULTS OF OPERATIONS

There are no historical financial information about us upon which to base an evaluation of our performance. We incurred expenses of $19,367 in our operations for the six months ended October 31, 2015 as compared to $9,077 for the six months ended October 31, 2014. We incurred expenses of $6,351 in our operations for the three months ended October 31, 2015 as compared to $3,524 for the three months ended October 31, 2014. The changes in expenses are due to professional fees for compliance with the periodic filing requirements as a public Company.

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

Since inception, the majority of our time has been spent refining its business plan and the pursuit of capital from a financing.

Our results of operations are summarized below:

	For the Six Months Ended October 31, 2015	For the Six Months Ended October 31, 2014

Revenue	$—	$—
Cost of Revenue	—	—
Expenses	19,367	9,077
Net Loss	(19,367)	(9,077)
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	80,000,000	72,540,541

LIQUIDITY AND CAPITAL RESOURCES

Our current cash on hand is $10. Our operations are being funded by advances from a shareholder.

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

Through the six months ended October 31, 2015, we spent $19,367 on general and administrative operating expenses. We raised the cash amounts to be used in these activities from advances from a shareholder. We currently have negative working capital of $54,100.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2015 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after October 31, 2015.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

No change in the Company’s internal control over financial reporting occurred during the quarter ended October 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQITY SECURITIES

During the six months ended October 31, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

ENVOY GROUP CORP.

Date: December 18, 2015	By: /s/ Harpreet Sangha
Harpreet Sangha
President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer, Secretary, Treasurer and Director