Form 10-Q
period 2016-01-31
ENVOY GROUP CORP.
filed 2016-03-16
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

858-257-7768

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had a total of 80,000,000 shares of common stock issued and outstanding at March 16, 2016.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ENVOY GROUP CORP.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	January 31,	April 30,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15	$106
Prepaid expenses	1,071	—

TOTAL ASSETS	$1,086	$106

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,594	$14,827
Due to related party (Note 4)	23,236	18,462
Loans payable (Note 5)	10,118	1,550
Total Current Liabilities	64,948	34,839

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 6)	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 80,000,000 shares issued and outstanding (Note 6)	8,000	8,000
Additional paid-in capital	38,500	38,500
Accumulated deficit	(110,362)	(81,233)
Total Stockholders’ Deficit	(63,862)	(34,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,086	$106

Going Concern  (Note 2)

Subsequent Event  (Note 8)

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative	$6,145	$13,985	$9,350	$17,563
Professional fees	3,617	7,500	19,779	13,000

NET LOSS AND COMPREHENSIVE LOSS	$(9,762)	$(21,485)	$(29,129)	$(30,563)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000	80,000,000	110,040,816

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Nine Months Ended January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,129)	$(30,563)

Changes in operating assets and liabilities:
Prepaid expenses	(1,071)	—
Accounts payable and accrued liabilities	16,767	16,803

Net Cash Used in Operating Activities	(13,433)	(13,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	8,568	—
Advances from related party	4,774	13,972

Net Cash Provided by Financing Activities	13,342	13,972

Net (Decrease) Increase in Cash and Cash Equivalents	(91)	212

Cash and Cash Equivalents, Beginning of Period	106	—

Cash and Cash Equivalents, End of Period	$15	$212

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Nine Months Ended January 31, 2016 and 2015

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

On November 23, 2015, the Company announced that it intends to restructure its business plan and enter the consumer products market. To date the Company has identified one area in this market that it plans to enter, which is the energy drinks industry (Note 7).

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at January 31, 2016, the Company has a working capital deficiency of $63,862 and an accumulated deficit of $110,362. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2016, and the results of its operations and cash flows for the three and nine months ended January 31, 2016. The results of operations for the period ended January 31, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

The significant accounting policies followed are:

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Nine Months Ended January 31, 2016 and 2015

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of January 31, 2016 and April 30, 2015:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	January 31, 2016	April 30, 2015
	$	$	$	$	$
Assets:
Cash	15	—	—	15	106

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Nine Months Ended January 31, 2016 and 2015

(Unaudited)

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of January 31, 2016 and April 30, 2015.

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

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES

As at January 31, 2016, the Company was indebted to the majority shareholder in the amount of $23,236 (April 30, 2015 - $18,462) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 5. LOANS PAYABLE

As at January 31, 2016, the Company was indebted to an unrelated third party in the amount of $1,550 (April 30, 2015 - $1,550). The amount is unsecured, non-interest bearing and due on demand.

As at January 31, 2016, the Company was indebted to an unrelated third party in the amount of $8,568 (CAD$12,000) (April 30, 2015 - $Nil). The amount is unsecured, non-interest bearing and due on December 31, 2016.

NOTE 6. STOCKHOLDERS’ DEFICIT

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

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Nine Months Ended January 31, 2016 and 2015

(Unaudited)

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

As at January 31, 2016, there are no issued and outstanding Series A Preferred Stock issued or outstanding.

NOTE 7. COMMITMENTS

On December 4, 2015, and amended on January 5, 2016, the Company entered into an agreement (the “Agreement”) with BVD Ltd. (“BVD”), a Thailand based beverage company, for the exclusive distribution rights of Louis XIV Energy Drinks within Canada. Currently, Louis XIV Energy Drinks are available only in Europe. The Company is required to pay an exclusivity fee of €30,000 (US $32,486), which is refundable after order placements of 2 million euros (US $2,165,720), have been reached. Provided that the Agreement has not been terminated by a material breach or an unacceptable change of the Company, the term of the Agreement is for five years and, unless cancelled, the contract will renew automatically for another ten years. BVD has the option to terminate the Agreement at the end of the second year by paying the Company €15,000 (US $16,243) and giving 30 days advanced written notice. Under the agreement, the Company is to acquire inventory from BVD with purchase orders that are accompanied with advance payment.

NOTE 8. SUBSEQUENT EVENT

On February 2, 2016, the Company entered into consulting agreement. Pursuant to the agreement the consultant will provide consulting services for a term of one year in consideration for an estimated fee of approximately $3,500.

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

RESULTS OF OPERATIONS

There are no historical financial information about us upon which to base an evaluation of our performance. We incurred expenses of $29,129 in our operations for the nine months ended January 31, 2016 as compared to $30,563 for the nine months ended January 31, 2015. We incurred expenses of $9,762 in our operations for the three months ended January 31, 2016 as compared to $21,485 for the three months ended January 31, 2015. The changes in expenses are due to website expenses occurring in the three months ended January 31, 2015.

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

Since inception, the majority of our time has been spent refining its business plan and the pursuit of capital from a financing.

Our results of operations are summarized below:

	For the Nine Months Ended January 31, 2016	For the Nine Months Ended January 31, 2015

Revenue	$—	$—
Cost of Revenue	—	—
Expenses	29,129	30,563
Net Loss	(29,129)	(30,563)
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	80,000,000	110,480,816

LIQUIDITY AND CAPITAL RESOURCES

Our current cash on hand is $15. Our operations are being funded by advances from a shareholder and from loans from unrelated third parties.

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

Through the nine months ended January 31, 2016, we spent $29,129 on general and administrative operating expenses. We raised the cash amounts to be used in these activities from advances from a shareholder. We currently have negative working capital of $63,862.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2016 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after January 31, 2016.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

No change in the Company’s internal control over financial reporting occurred during the quarter ended January 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQITY SECURITIES

During the nine months ended January 31, 2016, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

ENVOY GROUP CORP.

Date: March 16, 2016	By: /s/ Harpreet Sangha
Harpreet Sangha
President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer, Secretary, Treasurer and Director