Form 10-K
period 2016-04-30
ENVOY GROUP CORP.
filed 2017-06-07
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

Or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-188785

Envoy Group Corp.

(Exact name of registrant as specified in its charter)

Florida	46-2500923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8275 S. Eastern Avenue, Suite 200 Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number  (702) 595-2247

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[_]  Yes    [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[_]  Yes    [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes    [_]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X]  Yes    [_]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

[_]  Yes    [X]  No

There was no trading market for the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of June 6, 2017 is 83,000,000.

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

As used in this Form 10-K “we”, “our”, “us”, “the Company” and “Envoy Group” refer to Envoy Group Corp. unless the context requires otherwise.

Item 1.      BUSINESS.

Company Overview

Overview

As of the June 6, 2017, we have not established any business operations and have not achieved any revenues. We are currently in the process of identifying and evaluating feasible business opportunities in the consumer products and technology industries.  Importantly, there is no guarantee that we will succeed in accomplishing these goals.  We have taken no steps to secure the additional financing that we will need to implement our business plan.

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

Envoy Group Corp. does not have a specific business plan. We are a development stage company with limited operating history.  We are relying on the provisions of the above release, which specify that start-up companies with specific business plans are not subject to the provisions of Rule 419, even if operations have not commenced at the time of the offering. The company, its officer and director’s, any promoters and any affiliates have no intention for the company to be used as a vehicle for a private company to become a reporting company.

Management

Our Chairman and CEO has been a founder, CEO and board member of several public companies and brings 31 years of entrepreneurial, operational and capital market experience to Envoy Group. His unique ability of bringing capital to early stage projects will be a benefit to advancing the business objectives of the Company.

We do not currently have any agreements in place with customers for the provision of our services, or any suppliers.

NAME AND ADDRESS	AGE	POSITION(S)
Harpreet Sangha 12820 Hubbard Street Sylmar, CA 92037	53	President, Secretary/ Treasurer, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors

Employees

As of April 30, 2016 and June 6, 2017, we have no employees other than Mr. Sangha, our sole officer and director. Mr. Sangha has the flexibility to work on our business up to 10 to 25 hours per week. He is prepared to devote more time to our operations as may be required and we do not have any employment agreements with him.

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

To have our common stock listed on any of the public trading markets, including the OTC Markets, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities, and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Markets. This could prevent us from developing a trading market for our common stock.

Holders

As of the date of this filing, there were 6 holders of record of our common stock.

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

We intend to pursue capital through public or private equity financing and by borrowing from any available sources if required in order to finance our business activities. Our Officer and Director’s have not made any written or verbal commitment to provide additional financing to our Company. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

We have not yet begun the development of any of our anticipated services and even if we do secure adequate financing, there can be no assurance that our services will be accepted by the marketplace and that we will be able to generate revenues.

Our Officer and Directors will be responsible for business plan development.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $39,370 in our operations for the year ended April 30, 2016 and our activities throughout 2016, Envoy Group Corp. aggressively sought and negotiated with several groups to establish high value business partnerships.

On June 3, 2015 Envoy announced it had signed a LOI with Softac Systems, of Surrey, British Columbia (BC), Canada. Softac is a developer for industrial and electrical control business who had developed a diverse range of products serving Municipalities, and the Sawmilling, Ski resort and Mining industries. Their products ranged from sophisticated Scanning systems and motor control software programs to the QuakeTrip Seismic Power Shutdown Device.

However, after attempted marketing for two months, Envoy terminated the LOI to acquire Softac Systems.

On August 6th, 2015 - Envoy Group Corp (OTCBB:ENVV) announced it had signed a Letter of Intent to acquire Picante Gaming N.V., a Curaco based developer of business-to-business software for real time, streaming gaming technology.

Picante Gaming (PG) was an online gaming developer that had created a revenue stream from over 50 client operators which include such companies as Pinnacle Sports, Real Time Gaming, Finnplay, Bets King and Monte Casino for mobile, tablet, and desktop game play.

However after many weeks of negotiations with Picante the LOI was terminated as the developers of Picante decided to keep the company private.

On Dec. 7, 2015, Envoy Group announced that the company signed an agreement with BVD Ltd. for the exclusive distribution rights for the Louis XIV Energy Drinks within Canada. A deal which was later expanded to include distribution within a number of other localities.

The Louis XIV Brand is an energy drink company offering a large product line with headquarters and main distribution in Europe.

Envoy Group had planned a comprehensive, strategic marketing and distribution campaign for the energy drink, however, Envoy later cancelled plans due an analysis of market competition and strict regulatory measures.

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

Our results of operations are summarized below:

For the Year Ended
April 30, 2016
Revenue	—
Cost of Revenue	—
Expenses	$39,370
Net Loss -	$(39,370)
Net Loss per Share - Basic and Diluted	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	80,000,000

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business operations. As at April 30, 2016, there are 80,000,000 shares of common stock issued and outstanding.  Total cash proceeds received from common share issuance since inception to April 30, 2016 is $46,500.

We currently have no cash on hand.  Our current cash is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.

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

Through the year ended April 30, 2016, we spent $39,370 on general and administrative operating expenses. We relied on advances from our sole director to fund general and administrative operating expenses. We currently have no working capital.

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

The directors and officer have made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2016, was not effective, primarily as a result of the fact that the Company has only one employee.

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

Item 9B.   Other Information.

None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Officer and Director

Our officers and directors will serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, directors and vice president is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Harpreet Sangha 12820 Hubbard Street Sylmar, CA 92037	53	President, Secretary/ Treasurer, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors

Craig Alford 9 Ruttan St, Thunder Bay, ON, Canada P7A5C4	54	Director

The persons named above are expected to hold the offices/positions until the next annual meeting of our stockholders.

Business Experience

HARPREET SANGHA, OFFICER AND DIRECTOR

Mr. Sangha has been a founder, CEO and board member of several public companies and brings 31 years of entrepreneurial, operational and capital market experience to Envoy Group Corp. In 1986 he started his career as Investment Advisor and gained his affinity for raising capital for numerous startups and early stage public companies. Mr. Sangha departed this position in March 2006 to apply his unique ability of bringing capital to early stage projects and founded Douglas Lake Minerals. In the role of CEO, his leadership in Douglas Lake overcame rigorous operational challenges in the African environment and brought the value of the company to $240 million. He has also served as CEO, Secretary, and director of Sharprock Resources Inc. (OTCBB: SHRK) where he raised capital to explore a preproduction gold project in the Chukotka Region of Russia. He joined Rango Energy, Inc. in 2012 as Chairman of the Board and Chief Executive Officer. Mr. Sangha has established many valuable contacts and relationships with institutional clients worldwide.

Directors

Mr. Sangha and Mr. Alford are the Directors of the Company. Our Directors are expected to hold their offices/positions until the next annual meeting of our stockholders.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jocelyn Nicholas,	2015	0	0	0	0	0	0	0	0

Harpreet Sangha,	2016	0	0	0	0	0	0	0	0
CEO & CFO	2015	0	0	0	0	0	0	0	0

Craig Alford,	2016	0	0	0	0	0	0	0	0
Director

Outstanding Equity Awards At Fiscal Year-end Table

At the end of our last completed fiscal year, our named executive officer did not have any outstanding unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not receive any compensation for their services as a directors of the Company.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to Envoy to own more than 5% of the outstanding common stock as of April 30, 2016 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

Item 14.    Principal Accountant Fees and Services.

The following table shows what the auditor billed for the audit and other services for the year ended April 30, 2016.

Year Ended April 30, 2016
Audit Fees	$13,984
Audit-Related Fees	—
Tax Fees	2,996
All Other Fees	—
Total	$16,980

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (2)
3.2	By-Laws (1)
31.1 *	Certification pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance File
101.SCH **	XBRL Schema File
101.CAL **	XBRL Calculation File
101.DEF **	XBRL Definition File
101.LAB **	XBRL Label File
101.PRE **	XBRL Presentation File

(1)	Incorporated by reference to Exhibit 3.1 to Form S-1 filed on May 23, 2013.
(2)	Incorporated by reference to Exhibit 3.3 to Form 8-K dated May 9, 2014 filed on June 9, 2014.
*	Filed or furnished herewith.
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

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Executive Officer and	June 6, 2017
Harpreet Sangha	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Executive Officer,	June 6, 2017
Harpreet Sangha	Chief Financial Officer and Director

ENVOY GROUP CORP.

INDEX TO THE FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F–1

Balance Sheets at April 30, 2016 and 2015	F–2

Statements of Operations and Comprehensive Loss for the years ended April 30, 2016 and 2015	F–3

Statements of Stockholders’ Deficit for the years ended April 30, 2016 and 2015	F–4

Statements of Cash Flows for the years ended April 30, 2016 and 2015	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Envoy Group Corp.

We have audited the accompanying balance sheets of Envoy Group Corp. as of April 30, 2016 and 2015 and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envoy Group Corp. as of April 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

June 6, 2017

ENVOY GROUP CORP.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	April 30,	April 30,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$106

TOTAL ASSETS	$—	$106

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$39,754	$14,827
Due to related party (Note 5)	23,236	18,462
Loans payable (Note 6)	11,113	1,550
Total Current Liabilities	74,103	34,839

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 7)	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 80,000,000 shares issued and outstanding (Note 7)	8,000	8,000
Additional paid-in capital	38,500	38,500
Accumulated deficit	(120,603)	(81,233)
Total Stockholders’ Deficit	$(74,103)	$(34,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$106

Going Concern (Note 2)

Subsequent Event (Note 9)

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	For the Year Ended April 30,
	2016	2015

OPERATING EXPENSES
General and administrative	$10,443	$12,065
Professional fees	28,927	22,668

NET LOSS AND COMPREHENSIVE LOSS	$(39,370)	$(34,733)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	76,219,178

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – April 30, 2014	—	$—	120,000,000	$12,000	$34,500	$(46,500)	$—

Conversion of common shares to preferred shares	10,000	10	(60,000,000)	(6,000)	5,990	—	—

Conversion of preferred shares to common shares	(10,000)	(10)	60,000,000	6,000	(5,990)	—	—

Cancellation of common shares	—	—	(40,000,000)	(4,000)	4,000	—	—

Net loss for the year	—	—	—	—	—	(34,733)	(34,733)

Balance – April 30, 2015	—	$—	80,000,000	$8,000	$38,500	$(81,233)	$(34,733)

Net loss for the year	—	—	—	—	—	(39,370)	(39,370)

Balance – April 30, 2016	—	$—	80,000,000	$8,000	$38,500	$(120,603)	$(74,103)

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	For the Year Ended April 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,370)	$(34,733)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	24,927	14,827

Net Cash Used in Operating Activities	(14,443)	(19,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	9,563	18,462
Advances from related party	4,774	1,550

Net Cash Provided by Financing Activities	14,337	20,012

Net (Decrease) Increase in Cash and Cash Equivalents	(106)	106

Cash and Cash Equivalents, Beginning of Year	106	0

Cash and Cash Equivalents, End of Year	$0	$106

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Year Ended April 30, 2016 and 2015

NOTE 1. NATURE OF BUSINESS

Envoy Group Corp. (the “Company”), was incorporated in the State of Florida on April 8, 2013. The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. Upon incorporation, it was the Company’s intent to develop a service to provide adult day care. On November 23, 2015, the Company announced that it intends to restructure its business plan and enter the consumer products market. The Company is currently in the process of identifying and evaluating feasible business opportunities in the consumer products market industry.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at April 30, 2016, the Company has a working capital deficiency of $74,103 and an accumulated deficit of $120,603. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Year Ended April 30, 2016 and 2015

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

The financial instruments consist principally of cash, accounts payable, due to related party and loans payable. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2016 and 2015:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	April 30, 2016	April 30, 2015
	$	$	$	$	$
Assets:
Cash	—	—	—	—	106

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of April 30, 2016 and 2015.

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

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Year Ended April 30, 2016 and 2015

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of April 30, 2016 and 2015, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at April 30, 2016, the Company has a cash balance of $nil (2015 - $106) and current liabilities of $74,103 (2015 - $34,839). The Company’s accounts payable and accrued liabilities have contractual maturities of less than 60 days and are subject to normal trade terms. The ability of the Company to continue to identify and evaluate feasible business opportunities in the consumer products market and maintain its working capital is dependent on its ability to secure additional equity or debt financing.

FOREIGN EXCHANGE RISK

Foreign exchange risk is the risk that the Company will be subject to foreign currency fluctuations in satisfying obligations related to foreign activities. Loans payable to unrelated third parties may be denominated in Canadian dollars. Foreign exchange risk arises from purchase transactions as well as financial assets and liabilities denominated in these foreign currencies. The Company does not use derivative instruments to hedge exposure to foreign exchange rate risk. However, management of the Company believes there is no significant exposure to foreign currency fluctuations.

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES

As at April 30, 2016, the Company was indebted to the majority shareholder in the amount of $23,236 (2015 - $18,462) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 6. LOANS PAYABLE

As at April 30, 2016, the Company was indebted to an unrelated third party in the amount of $1,550 (2015 - $1,550). The amount is unsecured, non-interest bearing and due on demand.

As at April 30, 2016, the Company was indebted to an unrelated third party in the amount of $9,563 (CAD$12,000) (2015 - $Nil). The amount is unsecured, non-interest bearing and due on December 31, 2016.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Year Ended April 30, 2016 and 2015

NOTE 7. STOCKHOLDERS’ DEFICIT

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

As at April 30, 2016, there are no issued and outstanding Series A Preferred Stock issued or outstanding.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Year Ended April 30, 2016 and 2015

NOTE 8. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	April 30, 2016 $	April 30, 2015 $

Net loss	39,370	34,733
Income tax rate	35%	35%
Expected income tax benefit	(13,780)	(12,157)
Valuation allowance change	13,780	12,157
Provision for income taxes	—	—

The significant components of deferred income tax assets at April 30, 2016 and 2015, are as follows:

	April 30, 2016 $	April 30, 2015 $

Net operating loss carryforward	42,211	28,432
Valuation allowance	(42,211)	(28,432)
Net deferred income tax asset	—	—

The Company has net operating loss carryforwards of approximately $120,603 available to offset taxable income in future years which expires beginning in fiscal 2033. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

NOTE 9. SUBSEQUENT EVENT

On January 24, 2017, the Company issued 3,000,000 shares of common stock for gross proceed of $30,000.