Form 10-K/A
period 2016-04-30
ENVOY GROUP CORP.
filed 2017-06-08
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE — NONE

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Company’s original Annual Report on Form 10-K for the year ended April 30, 2016 and filed on June 7, 2017 (the “original Form 10-K”) is filed to submit a signed Report of Independent Registered Public Accounting Firm (the “Audit Report”), which is included with the Company’s financial statements on page F-1. The original Form 10-K inadvertently included a version the Audit Report which was unsigned.

Other than the aforementioned Audit Report, there were no other changes from the original Form 10-K filed on June 7, 2017.

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (2)
3.2	By-Laws (1)
31.1 *	Certification pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance File
101.SCH **	XBRL Schema File
101.CAL **	XBRL Calculation File
101.DEF **	XBRL Definition File
101.LAB **	XBRL Label File
101.PRE **	XBRL Presentation File

(1)	Incorporated by reference to Exhibit 3.1 to Form S-1 filed on May 23, 2013.
(2)	Incorporated by reference to Exhibit 3.3 to Form 8-K dated May 9, 2014 filed on June 9, 2014.
*	Filed or furnished herewith.
**	XBRL Interactive Data files previously submitted with the original Form 10-K filed on June 7, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Executive Officer and	June 7, 2017
Harpreet Sangha	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Executive Officer,	June 7, 2017
Harpreet Sangha	Chief Financial Officer and Director

ENVOY GROUP CORP.

INDEX TO THE FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F–1

Balance Sheets at April 30, 2016 and 2015	F–2

Statements of Operations and Comprehensive Loss for the years ended April 30, 2016 and 2015	F–3

Statements of Stockholders’ Deficit for the years ended April 30, 2016 and 2015	F–4

Statements of Cash Flows for the years ended April 30, 2016 and 2015	F–5

Notes to the Financial Statements	F–6

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