Form 10-Q
period 2016-07-31
ENVOY GROUP CORP.
filed 2017-06-16
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 333-188785

ENVOY GROUP CORP.

(Exact name of registrant as specified in its charter)

Florida	46-2500923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8275 S. Eastern Avenue, Suite 200

        Las Vegas, Nevada 89123

(Address of principal executive offices, Zip Code)

(702) 724-2643

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

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[_]
(Do not check is smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had a total of 83,000,000 shares of common stock issued and outstanding at June 15, 2017.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		14

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVOY GROUP CORP.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	July 31,	April 30,
	2016	2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$39,063	$39,754
Due to related party (Note 5)	23,236	23,236
Loans payable (Note 6)	10,741	11,113
Total Current Liabilities	73,040	74,103

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 7)	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 80,000,000 shares issued and outstanding (Note 7)	8,000	8,000
Additional paid-in capital	38,500	38,500
Accumulated deficit	(119,540)	(120,603)
Total Stockholders’ Deficit	(73,040)	(74,103)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

Going Concern  (Note 2)

Subsequent Event  (Note 8)

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended July 31,
	2016	2015

OPERATING EXPENSES
General and administrative (recovery)	$(1,063)	$764
Professional fees	—	12,252

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(1,063)	$(13,016)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended July 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,063	$(13,016)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	—	8,392

Net Cash Used in Operating Activities	1,063	(4,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	—	4,560

Net Cash Provided by Financing Activities	—	4,560

Net effect of exchange rate changes on cash	(1,063)	—

Net Decrease in Cash and Cash Equivalents	—	(64)

Cash and Cash Equivalents, Beginning of Period	—	106

Cash and Cash Equivalents, End of Period	$—	$42

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Three Months Ended July 31, 2016 and 2015

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at July 31, 2016, the Company has a working capital deficiency of $73,040 and an accumulated deficit of $119,540. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year-end is April 30.

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles to complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2016, and the results of its operations and cash flows for the three months July 31, 2016. The results of operations for the period ended July 31, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Three Months Ended July 31, 2016 and 2015

(Unaudited)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2016 and April 30, 2016:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	July 31, 2016	April 30, 2016
	$	$	$	$	$
Assets:
Cash	—	—	—	—	—

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of July 31, 2016 and April 30, 2016.

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

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Three Months Ended July 31, 2016 and 2015

(Unaudited)

NOTE 4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at April 30, 2016, the Company has a cash balance of $nil (2015 - $106) and current liabilities of $73,040. The Company’s accounts payable and accrued liabilities have contractual maturities of less than 60 days and are subject to normal trade terms. The ability of the Company to continue to identify and evaluate feasible business opportunities in the consumer products market and maintain its working capital is dependent on its ability to secure additional equity or debt financing.

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

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES

As at July 31, 2016, the Company was indebted to the majority shareholder in the amount of $23,236 (April 30, 2016 - $23,236) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 6. LOANS PAYABLE

As at July 31, 2016, the Company was indebted to an unrelated third party in the amount of $1,550 (April 30, 2016 - $1,550). The amount is unsecured, non-interest bearing and due on demand.

As at July 31, 2016, the Company was indebted to an unrelated third party in the amount of $9,191 (CAD$12,000) (April 30, 2016 - $9,563 (CAD$12,000)). The amount is unsecured, non-interest bearing and due on December 31, 2016.

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

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Three Months Ended July 31, 2016 and 2015

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

As at July 31, 2016, there are 80,000,000 shares of common stock issued or outstanding.

PREFERRED STOCK - SERIES A

On May 28, 2014, the Company issued 10,000 shares of Series A preferred stock in exchange for the return of 60,000,000 shares of common stock held by the Company’s majority shareholder.

As at July 31, 2016, there are no Series A Preferred Stock issued or outstanding.

NOTE 8. SUBSEQUENT EVENT

Subsequent to July 31, 2016, the Company issued 3,000,000 shares of common stock for gross proceeds of $30,000.

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

RESULTS OF OPERATIONS

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred recovery of $1,063 in our operations for the three months ended July 31st, 2016 as compared to expenses of $13,016 for the three months ended July 31, 2015.

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

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Three Months Ended July 31, 2016 (unaudited)	For the Three Months Ended July 31, 2015 (unaudited)

Revenue	—	—
Cost of Revenue	—	—
Recovery Expenses	$1,063	$(13,016)
Net Income (Loss)	$1,063	$(13,016)
Net Income (Loss) per Share - Basic and Diluted	0.00	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	80,000,000	80,000,000

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this quarterly report, we have not generated any revenues from our business operations. As at July 31, 2016, there are 80,000,000 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to July 31, 2016 is $46,500.

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

Through the three months ended July 31, 2016, we spent $nil on general and administrative operating expenses and recognized a recovery of $1,063 relating to the net effect of exchange rate changes on cash. We relied on advances from our sole director to fund general and administrative operating expenses. We currently have a working capital deficit of $73,040.

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

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability to continue as a going concern is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of two individuals, one of whom is also our executive officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of July 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

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

ITEM 2. UNREGISTERED SALES OF EQITY SECURITIES

During the three months ended July 31, 2016, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVOY GROUP CORP.

Date: June 15, 2017	By: /s/ Harpreet Sangha
Harpreet Sangha
President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer, Secretary, Treasurer and Director