Form 10-Q
period 2016-10-31
ENVOY GROUP CORP.
filed 2017-06-16
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2016

or

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVOY GROUP CORP.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	October 31,	April 30,
	2016	2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$160	$—

TOTAL ASSETS	$160	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,612	$39,754
Due to related party (Note 5)	5,874	23,236
Loans payable (Note 6)	10,498	11,113
Total Current Liabilities	54,984	74,103

Loans payable (Note 6)	32,165	—
Total Liabilities	87,149	74,103

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 7)	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 80,000,000 shares issued and outstanding (Note 7)	8,000	8,000
Additional paid-in capital	44,859	38,500
Accumulated deficit	(139,848)	(120,603)
Total Stockholders’ Deficit	(86,989)	(74,103)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$160	$—

Going Concern  (Note 2)

Subsequent Event  (Note 8)

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative (recovery)	$20,308	$2,441	$19,245	$3,205
Professional fees	—	3,910	—	16,162

NET LOSS AND COMPREHENSIVE INCOME (LOSS)	$(20,308)	$(6,351)	$(19,245)	$(19,367)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000	80,000,000	80,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Six Months Ended October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,245)	$(19,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of loan discounts	449	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	—	13,887

Net Cash Used in Operating Activities	(18,796)	(5,480)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net of repayments	(17,362)	5,384
Proceeds from loans payable, net of repayments	38,075	—

Net Cash Provided by Financing Activities	20,713	5,384

Net effect of exchange rate changes on cash	(1,757)	—

Net Increase (Decrease) in Cash and Cash Equivalents	160	(96)

Cash and Cash Equivalents, Beginning of Period	—	106

Cash and Cash Equivalents, End of Period	$160	$10

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Six Months Ended October 31, 2016 and 2015

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at October 31, 2016, the Company has a working capital deficiency of $54,824 and an accumulated deficit of $139,848. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2016, and the results of its operations and cash flows for the three and six months October 31, 2016. The results of operations for the period ended October 31, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Six Months Ended October 31, 2016 and 2015

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2016 and April 30, 2016:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	October 31, 2016	April 30, 2016
	$	$	$	$	$
Assets:
Cash	160	—	—	160	—

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of October 31, 2016 and April 30, 2016.

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

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Six Months Ended October 31, 2016 and 2015

(Unaudited)

NOTE 4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at April 30, 2016, the Company has a cash balance of $160 and current liabilities of $54,984. The Company’s accounts payable and accrued liabilities have contractual maturities of less than 60 days and are subject to normal trade terms. The ability of the Company to continue to identify and evaluate feasible business opportunities in the consumer products market and maintain its working capital is dependent on its ability to secure additional equity or debt financing.

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

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES

As at October 31, 2016, the Company was indebted to the majority shareholder in the amount of $5,874 (April 30, 2016 - $23,236) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 6. LOANS PAYABLE

As at October 31, 2016, the Company was indebted to an unrelated third party in the amount of $1,550 (April 30, 2016 - $1,550). The amount is unsecured, non-interest bearing and due on demand.

As at October 31, 2016, the Company was indebted to an unrelated third party in the amount of $8,948 (CAD$12,000) (April 30, 2016 - $9,563 (CAD$12,000)). The amount is unsecured, non-interest bearing and due on December 31, 2016.

On July 15, 2016, the Company entered into a loan agreement with an unrelated third party for a principal balance of up to $50,000. The amount is unsecured, non-interest bearing and due on July 15, 2018. During the period ended October 31, 2016, the Company received loan proceeds of $48,675. Upon receipt, the Company recorded a discount of $6,359, which reduced the carrying balance of the loan to $42,316. During the six months ended October 31, 2016, the Company repaid $10,600 of principal and recognized accretion of the discount of $449. At October 31, 2016, the net carrying value of the loan was $32,165.

NOTE 7. STOCKHOLDERS’ DEFICIT

On May 9, 2014, the Company amended its Articles of Incorporation, decreasing the number of common stock authorized from 250,000,000 to 240,000,000, par value of $0.0001, and authorizing 10,000,000, par value of $0.0001, shares of preferred shares.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Six Months Ended October 31, 2016 and 2015

(Unaudited)

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

As at October 31, 2016, there are 80,000,000 shares of common stock issued or outstanding.

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

As at October 31, 2016, there are no Series A Preferred Stock issued or outstanding.

NOTE 8. SUBSEQUENT EVENT

Subsequent to October 31, 2016, the Company issued 3,000,000 shares of common stock for gross proceeds of $30,000.

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

RESULTS OF OPERATIONS

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $19,245 in our operations for the six months ended October 31, 2016 as compared to expenses of $19,367 for the six months ended October 31, 2015.

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

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Six Months Ended October 31, 2016 (unaudited)	For the Six Months Ended October 31, 2015 (unaudited)

Revenue	—	—
Cost of Revenue	—	—
Expenses	$19,245	$19,367
Net Loss	$(19,245)	$(19,367)
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	80,000,000	80,000,000

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this quarterly report, we have not generated any revenues from our business operations. As at October 31, 2016, there are 80,000,000 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to October 31, 2016 is $46,500.

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

Through the six months ended October 31, 2016, we spent $19,245 on general and administrative operating expenses. We relied on advances from our sole director to fund general and administrative operating expenses. We currently have a working capital deficit of $54,824.

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

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability to continue as a is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of October 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes in our internal controls over financial reporting that occurred during the six months ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQITY SECURITIES

During the six months ended October 31, 2016, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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