Form 10-Q/A
period 2016-07-31
ENVOY GROUP CORP.
filed 2017-07-11
CIK 1575345

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

Yes [X] No [_]

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2016 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended July 31, 2016, filed with the Securities and Exchange Commission on June 16, 2017.

Additionally, we corrected two typographical errors in the STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS on page 5. Under the “2016” column heading, the two line items “NET INCOME (LOSS) ... ” the values were incorrectly shown as “(1,063)” and “(0.00)”. The two values have been corrected to “1,063” and “0.00”, respectively.

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

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended July 31,
	2016	2015

OPERATING EXPENSES
General and administrative (recovery)	$(1,063)	$764
Professional fees	—	12,252

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$1,063	$(13,016)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	80,000,000	80,000,000

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

ENVOY GROUP CORP.

Date: July 7, 2017	By: /s/ Harpreet Sangha
Harpreet Sangha
President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer, Secretary, Treasurer and Director