Form 10-Q/A
period 2016-10-31
ENVOY GROUP CORP.
filed 2017-07-11
CIK 1575345

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2016 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended October 31, 2016, filed with the Securities and Exchange Commission on June 16, 2017.

TABLE OF CONTENTS

FORM 10-Q

PART II – OTHER INFORMATION

Item 6.	Exhibits	3

SIGNATURES		3

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS

Exhibit	Description
31.1 *	Certification pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 **	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* Previously filed or furnished.

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVOY GROUP CORP.

Date: July 7, 2017	By: /s/ Harpreet Sangha
Harpreet Sangha
President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer, Secretary, Treasurer and Director