Form 10-Q/A
period 2017-01-31
ENVOY GROUP CORP.
filed 2017-07-11
CIK 1575345

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2017 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended January 31, 2017, filed with the Securities and Exchange Commission on June 16, 2017.

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