Form 10-K
period 2017-04-30
ENVOY GROUP CORP.
filed 2017-08-14
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There was no trading market for the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter.

As of August 11, 2017, there were 97,900,000 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TABLE OF CONTENTS

FORM 10-K

- ii -

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Annual Report on Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; the relative cost of our operation methods as compared to our competitors; new production projects, entry and expansion into new markets; achieving status as an industry leader; our competitive advantages over our competitors; brand image; our ability to meet market demands; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; the risks generally associated with develop stage companies; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this Annual Report on Form 10-K “we”, “our”, “us”, the “Company” and “Envoy Group” refer to Envoy Group Corp. unless the context requires otherwise.

Item 1. BUSINESS.

Company Overview

We were incorporated in the State of Florida on April 8, 2013, with a fiscal year end of April 30. Until June 2017, we had not established any business operations and had not achieved any revenues. Until then, we were in the process of identifying and evaluating feasible business opportunities in the consumer products and technology industries.

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement (the “Agreement”) involving the internet domain and brand Bitreturn. The Agreement represents the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock as payment under the terms of the Agreement. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, which is to be paid as follows, $200,000 from the first $500,000 raised by private placements, and the final portion of $150,000 within six months or when a cumulative amount of $1,000,000 has been raised by private placements.

BitReturn is engaged in the business of designing, marketing and employing blockchain applications. BitReturn is planning a multiphased rollout of blockchain applications.  Its Phase One plan is to develop cash flow by the “mining” of cryptocurrencies that were developed by blockchain technology and then to phase in commercial business and personal blockchain applications developed by our technical team.  In order to mine digital currencies effectively, BitReturn plans to employ Graphic Processors (GPUs) in a facility that is to be leased in Kamloops, British Columbia. The facility is believed to be secure, with available uninterruptible power for our operations.  Cryptocurrency mining is intended to run 24 hours a day, 7 days a week by numerous processors arrayed in a 7 or 13 GPU per rig configuration.

Employees

As of April 30, 2017, we had no employees. Our officers provided services to our company on a contract basis as needed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently require only limited office space for the administration of our business. This space is currently provided to us free of charge at the office of Mr. Sangha, a officer and director of the company.

The Bitreturn operations are currently conducted within a 10,000 square foot Tier 3 Datacenter located at 765 Lorne Street, Kamloops, B.C. Canada.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Holders

As of August 14, 2017, there were 25 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We were incorporated in the State of Florida on April 8, 2013, with a fiscal year end of April 30. Until June 2017, we had not established any business operations and had not achieved any revenues. Until then, we were in the process of identifying and evaluating feasible business opportunities in the consumer products and technology industries.

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement (the “Agreement”) involving the internet domain and brand Bitreturn. The Agreement represents the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock as payment under the terms of the Agreement. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, which is to be paid as follows, $200,000 from the first $500,000 raised by private placements, and the final portion of $150,000 within six months or when a cumulative amount of $1,000,000 has been raised by private placements.

BitReturn is engaged in the business of designing, marketing and employing blockchain applications. BitReturn is planning a multiphased rollout of blockchain applications.  Its Phase One plan is to develop cash flow by the “mining” of cryptocurrencies that were developed by blockchain technology and then to phase in commercial business and personal blockchain applications developed by our technical team.  In order to mine digital currencies effectively, BitReturn plans to employ Graphic Processors (GPUs) in a facility that is to be leased in Kamloops, British Columbia. The facility is believed to be secure, with available uninterruptible power for our operations.  Cryptocurrency mining is intended to run 24 hours a day, 7 days a week by numerous processors arrayed in a 7 or 13 GPU per rig configuration.

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

As of April 30, 2017, we had not yet begun the development of any of our anticipated services. In June 2017, the Company acquired BitReturn.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $81,974 and $39,370 in our operations for the years ended April 30, 2017 and 2016, respectively.

We did not generate any revenues from our operations for the years ended April 30, 2017 or 2016. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Year Ended April 30, 2017	For the Year Ended April 30, 201
Revenue	—	—
Cost of Revenue	—	—
Expenses	$81,974	$39,370
Net Loss -	$(81,974)	$(39,370)
Net Loss per Share - Basic and Diluted	(0.00)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	80,789,041	80,000,000

Liquidity and Capital Resources

As of April 30, 2017, we had not generated any revenues from our business operations. As at April 30, 2017, there were 83,000,000 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to April 30, 2017 is $76,500.

As of April 30, 2017, we had no cash on hand. Our cash was not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.

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

During the year ended April 30, 2017, we spent $81,974 on general and administrative operating expenses. We relied on loans to fund general and administrative operating expenses. As of April 30, 2017, we had no working capital.

As of April 30, 2017, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

Critical Accounting Policies

As of April 30, 2017, there were no critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of April 30, 2017 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2017, primarily as a result of the fact that, as of April 30, 2017, we were a shell company and had limited resources, including the absence of a financial staff with accounting and financial expertise.

To the extent reasonably possible, given our limited resources, our goal is to bring on additional financial staff and expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report on Form 10-K does not include an attestation report of our independent auditors regarding internal control over financial reporting. Because the Company is a smaller reporting company, management’s report was not subject to attestation by our independent auditors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our officers and directors will serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, directors and vice president is set forth below:

NAME	AGE	POSITION(S)
Harpreet Sangha	53	President, Secretary/ Treasurer, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors

Matt deFouw	39	Director

Business Experience

Harpreet Sangha. Mr. Sangha has been a founder, CEO and board member of several public companies and brings 31 years of entrepreneurial, operational and capital market experience to Envoy Group Corp. In 1986 he started his career as Investment Advisor and gained his affinity for raising capital for numerous startups and early stage public companies. Mr. Sangha departed this position in March 2006 to apply his unique ability of bringing capital to early stage projects and founded Douglas Lake Minerals. In the role of CEO, his leadership in Douglas Lake overcame rigorous operational challenges in the African environment and brought the value of the company to $240 million. He has also served as CEO, Secretary, and director of Sharprock Resources Inc. (OTCBB: SHRK) where he raised capital to explore a preproduction gold project in the Chukotka Region of Russia. He joined Rango Energy, Inc. in 2012 as Chairman of the Board and Chief Executive Officer. Mr. Sangha has established many valuable contacts and relationships with institutional clients worldwide.

Matt deFouw. Mr. deFouw has wide-ranging business development and operational experience having worked throughout North America. Mr. deFouw has served as a director and in management for a number of private sector companies and has played a key role in successfully raising millions of dollars in equity. His experience has included various executive, technical and managerial positions within several technology companies. Mr. deFouw has been responsible for the direct expenditure and budgeting of millions of dollars. Mr. deFouw is the current chair of a government funded technology accelerator network in the interior of British Columbia, is a director and Vice President of a government funded senior’s housing society, and is the acting president and director of a youth sports organization with more than 500 members.

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

2016 SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harpreet Sangha,	2016	0	0	0	0	0	0	0	0
CEO & CFO	2015	0	0	0	0	0	0	0	0

We do not have employment agreements with any of our executive officers. We also do not have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans. However, we may adopt plans in the future.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to Envoy to own more than 5% of the outstanding common stock as of August 11, 2017 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class
Harpreet Sangha	35,000,000	36%
75 East Agate Avenue, #405
Las Vegas, NV 89123

Matt deFouw	7,500,000	7.7%
2704 Qu’Appelle Blvd.
Kamloops, BC
V2E-2J9, Canada

All executive officers and directors as a group (2 persons)	42,500,000	41.7%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2017, the Company was indebted to the majority shareholder in the amount of $1,872 (2016 - $23,236) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

Director Independence

We intend to quote our securities on the OTC Bulletin Board, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Principal Accountant Fees and Services.

The following table shows what the auditor billed for the audit and other services for the years ended April 30, 2016 and 2017.

	Year Ended April 30, 2017	Year Ended April 30, 2016
Audit Fees	$14,500	$13,984
Audit-Related Fees	—	—
Tax Fees	1,750	2,996
All Other Fees	—	—
Total	$16,250	$16,980

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed with the Commission on May 23, 2013).
3.1(ii)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2014).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed with the Commission on May 23, 2013).
10.1

Definitive Acquisition Agreement dated June 18, 2017 by and among the registrant and the BitReturn shareholders (incorporated by reference to Current Report on Form 8-K filed with the Commission on June 27, 2017).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance File
101.SCH	XBRL Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Executive Officer and	August 14, 2017
Harpreet Sangha	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Executive Officer,	August 14, 2017
Harpreet Sangha	Chief Financial Officer and Director

/s/ Matt deFouw	Director	August 14, 2017
Matt deFouw

ENVOY GROUP CORP.

INDEX TO THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets at April 30, 2017 and 2016	F–2

Statements of Operations and Comprehensive Loss for the years ended April 30, 2017 and 2016	F–3

Statements of Stockholders’ Deficit for the years ended April 30, 2017 and 2016	F–4

Statements of Cash Flows for the years ended April 30, 2017 and 2016	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Envoy Group Corp.

We have audited the accompanying balance sheets Envoy Group Corp. as of April 30, 2017 and 2016 and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Envoy Group Corp. as of April 30, 2017 and 2016, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

August 11, 2017

ENVOY GROUP CORP.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	April 30,	April 30,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3	$—

TOTAL ASSETS	$3	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,151	$39,754
Due to related party (Note 4)	1,872	23,236
Loans payable (Note 5)	32,916	11,113
Total Current Liabilities	71,939	74,103

Loans payable (Note 5)	33,782	—
TOTAL LIABILITIES	105,721	74,103

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 7)	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 83,000,000 and 80,000,000 shares issued and outstanding as of April 30, 2017 and 2016, respectively (Note 7)	8,300	8,000
Share subscriptions received	14,000	—
Additional paid-in capital	74,559	38,500
Accumulated deficit	(202,577)	(120,603)
Total Stockholders’ Deficit	(105,718)	(74,103)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3	$—

Going Concern (Note 2)

Subsequent Event (Note 9)

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	For the Years Ended April 30,
	2017	2016

OPERATING EXPENSES
General and administrative	$56,905	$10,443
Professional fees	25,069	28,927

NET LOSS AND COMPREHENSIVE LOSS	$(81,974)	$(39,370)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	80,789,041	80,000,000

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

					Share	Additional		Total
	Preferred Stock		Common Stock		Subscriptions	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Received	Capital	Deficit	Deficit

Balance – April 30, 2015	—	$—	80,000,000	$8,000	$—	$38,500	$(81,233)	$(34,733)

Net loss for the year	—	—	—	—	—	—	(39,370)	(39,370)

Balance – April 30, 2016	—	$—	80,000,000	$8,000	$—	$38,500	$(120,603)	$(74,103)

Discount on loan payable	—	—	—	—	—	6,359	—	6,359

Issuance of common stock	—	—	3,000,000	300	—	29,700	—	30,000

Share subscriptions received	—	—	—	—	14,000	—	—	14,000

Net loss for the year	—	—	—	—	—	—	(81,974)	(81,974)

Balance – April 30, 2017	—	$—	83,000,000	$8,300	$14,000	$74,559	$(202,577)	$(105,718)

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	For the Years Ended April 30,
	2017	2016

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss	$(81,974)	$(39,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of loan discounts	2,067	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,159)	24,927

Net Cash Used in Operating Activities	(81,066)	(14,443)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Advances from related party, net of repayments	(21,364)	4,774
Proceeds from loans payable, net of repayments	60,654	9,563
Proceeds from issuance of common stock	30,000	—
Share subscriptions received	14,000	—

Net Cash Provided by Financing Activities	83,290	14,337

Net effect of exchange rate changes on cash	(2,221)	—

Net Increase (Decrease) in Cash and Cash Equivalents	3	(106)

Cash and Cash Equivalents, Beginning of Year	—	106

Cash and Cash Equivalents, End of Year	$3	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Years Ended April 30, 2017 and 2016

NOTE 1. NATURE OF BUSINESS

Envoy Group Corp. (the “Company”), was incorporated in the State of Florida on April 8, 2013. The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. Upon incorporation, it was the Company’s intent to develop a service to provide adult day care. On November 23, 2015, the Company announced that it intends to restructure its business plan and enter the consumer products market. The Company is currently in the process of identifying and evaluating feasible business opportunities. Subsequent to April 30, 2017, the Company entered into an agreement as part of a plan to develop a technology business in digital currency mining (see Note 9).

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at April 30, 2017, the Company has a working capital deficit of $71,936 and an accumulated deficit of $202,577. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Years Ended April 30, 2017 and 2016

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

The financial instruments consist principally of cash, accounts payable, due to related party and loans payable. The fair value of cash when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or current market rates of interest for similar instruments.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2017 and 2016:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	April 30, 2017	April 30, 2016
	$	$	$	$	$
Assets:
Cash	3	—	—	3	—

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of April 30, 2017 and 2016.

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

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Years Ended April 30, 2017 and 2016

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of April 30, 2017 and 2016, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES

As at April 30, 2017, the Company was indebted to the majority shareholder in the amount of $1,872 (2016 - $23,236) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

NOTE 5. LOANS PAYABLE

As at April 30, 2017, the Company was indebted to an unrelated third party in the amount of $4,130 (2016 - $1,550). The amount is unsecured, non-interest bearing and due on demand.

As at April 30, 2017, the Company was indebted to an unrelated third party in the amount of $10,000 (2016 - $nil). The amount is unsecured, non-interest bearing and due on September 30, 2017.

As at April 30, 2017, the Company was indebted to an unrelated third party in the amount of $10,000 (2016 - $nil). The amount is unsecured, non-interest bearing and due on demand.

As at April 30, 2017, the Company was indebted to an unrelated third party in the amount of $8,786 (CAD$12,000) (2016 - $9,563 (CAD$12,000)). The amount is unsecured, non-interest bearing and due on demand.

On July 15, 2016, the Company entered into a loan agreement with an unrelated third party for a principal balance of up to $50,000. The amount is unsecured, non-interest bearing and due on July 15, 2018. During the year ended April 30, 2017, the Company received loan proceeds of $48,675. Upon receipt, the Company recorded a discount of $6,360, which reduced the carrying balance of the loan to $42,316. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. At April 30, 2017, the net carrying value of the loan was $33,782.

NOTE 6. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at April 30, 2017, the Company has a working capital deficit of $73,753 and requires additional financing to meet its current obligations.  The Company’s accounts payable and accrued liabilities have contractual maturities of less than 60 days and are subject to normal trade terms. The ability of the Company to continue to identify and evaluate feasible business opportunities and pay its financial obligations is dependent on its ability to secure additional equity or debt financing.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Years Ended April 30, 2017 and 2016

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

COMMON STOCK

On January 24, 2017, the Company issued 3,000,000 shares of common stock for gross proceeds of $30,000.

As at April 30, 2017, the Company has received subscriptions of $14,000 for the subsequent issuance of 1,400,000 shares of common stock (Refer to Note 9).

As at April 30, 2017, there are 83,000,000 shares of common stock issued and outstanding.

PREFERRED STOCK - SERIES A

As at April 30, 2017, there are no issued and outstanding Series A Preferred Stock.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Years Ended April 30, 2017 and 2016

NOTE 8. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	April 30, 2017 $	April 30, 2016 $

Net loss	81,974	39,370
Income tax rate	35%	35%
Expected income tax benefit	(28,691)	(13,780)
Valuation allowance change	28,691	13,780
Provision for income taxes	—	—

The significant components of deferred income tax assets at April 30, 2017 and 2016, are as follows:

	April 30, 2017 $	April 30, 2016 $

Net operating loss carryforward	70,902	42,211
Valuation allowance	(70,902)	(42,211)
Net deferred income tax asset	—	—

The Company has net operating loss carryforwards of approximately $202,577 available to offset taxable income in future years which expires beginning in fiscal 2033. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

NOTE 9. SUBSEQUENT EVENTS

a)

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement (the “Agreement”)  involving the internet domain and brand Bitreturn. The Agreement represents the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn.  The Company issued 10,000,000 shares of restricted common stock as payment under the terms of the Agreement.   The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, which is to be paid as follows, $200,000 from the first $500,000 raised by private placements, and the final portion of $150,000 within six months or when a cumulative amount of $1,000,000 has been raised by private placements.

b)

On June 22, 2017, the Company entered into a Loan Agreement (“Loan”) with a non-related third party (“Lender”) whereby the Lender has agreed to advance up to CAD$450,000 for the purpose of purchasing digital currency mining hardware. The Loan is non-interest bearing and due on August 31, 2017. In consideration for the Loan, the Lender will have the option to purchase up to 5,000,000 shares of common stock at a purchase price of $0.02 per share for total proceeds of up to $100,000. As of August 10, 2017, the Company has received CAD$435,000 pursuant to the Loan.

c)	On June 26, 2017, the Company issued 1,400,000 shares of common stock for gross proceeds of $14,000, which was received during the year ended April 30, 2017 (refer to Note 7).