Form 10-Q
period 2017-07-31
ENVOY GROUP CORP.
filed 2017-09-19
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2017

or

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

          N/A

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

Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had a total of 97,900,000 shares of common stock issued and outstanding at September 14, 2017.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our; research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this quarterly report on Form 10-Q, the terms “Envoy”, “Company”, “we”, “our”, and “us” refer to Envoy Group Corp.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVOY GROUP CORP.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	July 31,	April 30,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,558	$3
Prepaid expenses (Note 9)	230,976	—
Total Current Assets	236,534	3

Equipment (Note 5)	364,590	—

TOTAL ASSETS	$601,124	$3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$52,678	$37,151
Amount payable for Bitreturn (Note 8)	350,000	—
Due to related parties (Note 6)	29,719	1,872
Loans payable (Note 7)	82,980	32,916
Loan payable to related party (Note 6)	360,935	—
Total Current Liabilities	876,312	71,939

Loans payable (Note 7)	—	33,782
Total Liabilities	876,312	105,721

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 10)	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 97,900,000 and 83,000,000 shares issued and outstanding as of July 31, 2017 and April 30, 2017, respectively (Note 10)	9,790	8,300
Share subscriptions received	—	14,000
Additional paid-in capital	2,637,546	74,559
Accumulated deficit	(2,922,524)	(202,577)
Total Stockholders’ Equity (Deficit)	(275,188)	(105,718)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$601,124	$3

Going Concern (Note 2)
Commitment (Note 9)

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended
	July 31,
	2017	2016

OPERATING EXPENSES
Consulting (Note 9)	$424,997	$—
General and administrative (recovery)	12,369	(1,063)
Professional fees	27,394	—
Product development and website costs (Note 8)	2,255,187	—

NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME	$(2,719,947)	$1,063

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	88,502,070	80,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended
	July 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,719,947)	$1,063
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of loan discounts	1,021	—
Issuance of common stock for Bitreturn (Note 8)	1,900,000	—
Issuance of common shares for services	420,833	—

Changes in operating assets and liabilities:
Prepaid expenses	(1,809)	—
Accounts payable and accrued liabilities	14,529	—
Amount payable for BitReturn	350,000	—

Net Cash (Used in) Provided by Operating Activities	(35,373)	1,063

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(364,590)	—

Net Cash Used in Financing Activities	(364,590)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party, net of repayments	27,847	—
Proceeds from loans payable, net of repayments	15,236	—
Proceeds from loan payable to related party	360,935

Net Cash Provided by Financing Activities	404,018	—

Net effect of exchange rate changes on cash	1,500	(1,063)

Net Increase in Cash and Cash Equivalents	5,555	—

Cash and Cash Equivalents, Beginning of Period	3	—

Cash and Cash Equivalents, End of Period	$5,558	$—

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Three Months Ended July 31, 2017

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Envoy Group Corp. (the “Company”), was incorporated in the State of Florida on April 8, 2013. The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. On June 18, 2017, the Company entered into a Definitive Acquisition Agreement pursuant to which the Company acquired the internet domain and brand BitReturn (Refer to Note 8). The BitReturn acquisition represents the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at July 31, 2017, the Company has a working capital deficiency of $639,778 and an accumulated deficit of $2,922,524. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year-end is April 30.

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP to complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2017, and the results of its operations and cash flows for the three months ended July 31, 2017. The results of operations for the period ended July 31, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

The significant accounting policies followed are:

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates related to fair value measurements, stock-based compensation and deferred income tax asset valuation allowance. Actual results could differ from those estimates.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Three Months Ended July 31, 2017

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

The financial instruments consist principally of cash and cash equivalents, accounts payable, due to related party and loans payable. The fair value of cash and cash equivalents when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2017 and April 30, 2017:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of	Balance as of
	(Level 1)	(Level 2)	(Level 3)	July 31, 2017	April 30, 2017
	$	$	$	$	$
Assets:
Cash and cash equivalents	5,558	—	—	5,558	3

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of July 31, 2017 and April 30, 2017.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Three Months Ended July 31, 2017

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at July 31, 2017, the Company has a cash balance of $5,558 and current liabilities of $876,312. The Company’s accounts payable and accrued liabilities have contractual maturities of less than 60 days and are subject to normal trade terms. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

NOTE 5. EQUIPMENT

Equipment consisted of the following:

	July 31, 2017	April 30, 2017

Computer equipment	$364,195	$—
Furniture	395	—
Total	364,590	—
Less: accumulated depreciation	—	—
Equipment, net	$364,590	$—

During the three months ended July 31, 2017, the Company purchased equipment totaling $364,590. As at July 31, 2017, the equipment is in the process of assembly and has not been put in use and, therefore, depreciation has not been recorded. The equipment is pledged as security on a loan (See Note 6(c)).

NOTE 6. RELATED PARTY TRANSACTIONS AND BALANCES

(a)	As at July 31, 2017, the Company was indebted to the majority shareholder in the amount of $24,865 (April 30, 2017- $1,872) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

(b)	As at July 31, 2017, the Company was indebted to the President of the Company in the amount of $4,854 (April 30, 2017- $nil) for advances of working capital. The amount is unsecured, non-interest bearing and due on demand.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Three Months Ended July 31, 2017

(Unaudited)

(c)	On June 22, 2017, the Company entered into a secured loan with a corporation with common management for a loan up to CAD$450,000 for the purpose of purchasing digital currency mining hardware (“Mining Hardware”). The loan is non-interest bearing and due on August 31, 2017. The Mining Hardware purchased with the loaned funds is held as collateral until the loan amount has been fully repaid. Furthermore, revenue produced by the Mining Hardware purchased with the loaned funds is to be paid to the Lender until the loaned funds are repaid in full. Should the loan remain unpaid past September 30, 2017, the Lender will take sole possession of the Mining Hardware, in lieu of the loan. At July 31, 2017, the Company was indebted to the Lender in the amount of $360,935 (CAD$450,000).

NOTE 7. LOANS PAYABLE

(a)	As at July 31, 2017, the Company was indebted for loans amounting to $24,129 (April 30, 2017 - $24,129). The amounts are unsecured, non-interest bearing and due on demand.

(b)	As at July 31, 2017, the Company was indebted for loans in the amount of $24,023 (CAD $30,000) (April 30, 2017 - $8,786 (CAD $12,000)). The amount is unsecured, non-interest bearing and due on demand.

(c)	On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and due on July 15, 2018. As at July 31, 2017, the Company has received gross loan proceeds of $54,716. Upon receipt of the funds, the Company recorded discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the three months ended July 31, 2017, the Company repaid $5,000 of principal and recognized accretion of the discount of $1,021. At July 31, 2017, the net carrying value of the loan was $34,828.

NOTE 8. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand Bitreturn. The Agreement represents the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which have been recognized as and included in product development and website costs (Refer to Note 10). The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, which is to be paid as follows, $200,000 from the first $500,000 raised by private placements, and the final portion of $150,000 within six months or when a cumulative amount of $1,000,000 has been raised by private placements. As at July 31, 2017, the Company has not raised $500,000 or $1,000,000 by private placements and as a result, $350,000 is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs do not meet the criteria for capitalization, and therefore have been treated as an operating expense.

NOTE 9. COMMITMENT

On July 1, 2017, the Company entered into a Strategic Management and Advisory Agreement for consulting and investor relations services to be provided over a period of twelve months commencing July 1, 2017. In consideration, the Company will pay a total monthly fee of $3,000 cash and a issue a total of 1,000,000 shares of common stock. On July 26, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $250,000, which has been recorded as a prepaid expense and will be amortized over the term of the agreement (Refer to Note 10). During the three months ended July 31, 2017, the Company recognized $20,833 of consulting expense.

ENVOY GROUP CORP.

Notes to the Financial Statements

For the Three Months Ended July 31, 2017

(Unaudited)

NOTE 10. STOCKHOLDERS’ DEFICIT

On May 9, 2014, the Company amended its Articles of Incorporation, decreasing the number of common stock authorized from 250,000,000 to 240,000,000, par value of $0.0001, and authorizing 10,000,000, par value of $0.0001, shares of preferred shares.

At the time of the amendment, the Company designated 10,000 shares of its authorized but unissued shares of preferred stock as Series A Preferred Stock. The 10,000 Series A Preferred Stock shall have an aggregate voting power of 45% of the combined voting power of the entire Company’s shares, common stock and preferred stock, as long as the Company is in existence. Each holder of the Series A Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the by-laws of the Company, and shall be entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock have the right to vote. Without the vote or consent of holders of at least a majority of the shares of Series A Preferred Stock then outstanding, the Company may not (i) authorize, create or issue, or increase the authorized number of shares of, any class or series of capital stock ranking prior to or on a parity with the Series A Preferred Stock, (ii) authorize, create or issue any class or series of common stock of the Company other than the common stock, (iii) authorize any reclassification of the Series A Preferred Stock, (iv) authorize, create or issue any securities convertible into or exercisable for capital stock prohibited by (i) or (ii), (v) amend the Certificate of Designations for the Series A Preferred Stock or (vi) enter into any merger or reorganization, or disposal of assets involving 20% of the total capitalization of the Company.

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

COMMON STOCK

On June 26, 2017, the Company issued 1,400,000 shares of common stock for gross proceeds of $14,000, which was received during the year ended April 30, 2017.

On June 27, 2017, the Company issued 10,000,000 shares of common stock with a fair value of $1,900,000 for BitReturn pursuant to the Definitive Acquisition Agreement (Refer to Note 8).

On July 1, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $250,000 for investor relations services pursuant to a Strategic Management and Advisory Agreement (Refer to Note 9).

On July 26, 2017, the Company issued 2,500,000 shares of common stock with a fair value of $400,000 as a signing bonus pursuant to agreements for services to be provided over a term of two years, which have been recorded as consulting fees (Refer to Note 10).

As at July 31, 2017, there are 97,900,000 shares of common stock issued and outstanding.

PREFERRED STOCK - SERIES A

As at July 31, 2017, there are no issued and outstanding Series A Preferred Stock.

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

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement (the “BitReturn Agreement”) pursuant to which the Company acquired the internet domain and brand, BitReturn. The BitReturn acquisition represents the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued an aggregate of 10,000,000 shares of restricted common stock, valued at $1,900,000, as payment under the terms of the BitReturn Agreement. The BitReturn Agreement also provides that the Company will pay $350,000, $200,000 of which is payable upon the first $500,000 raised by the Company, and the final portion of $150,000 is payable after six months or when a cumulative amount of $1,000,000 has been raised by the Company.

BitReturn is engaged in the business of designing, marketing and employing blockchain applications. BitReturn is planning a multiphased rollout of blockchain applications. Its Phase One plan is to develop cash flow by the “mining” of cryptocurrencies that were developed by blockchain technology and then to phase in commercial business and personal blockchain applications developed by our technical team. In order to mine digital currencies effectively, BitReturn plans to employ graphic processing units (GPUs) in a facility that is to be leased in Kamloops, British Columbia. The facility is believed to be secure, with available uninterruptible power for our operations. Cryptocurrency mining is intended to run 24 hours a day, 7 days a week by numerous processors arrayed in a 7 or 13 GPU per rig configuration.

Critical Accounting Policies

As of July 31, 2017, there were no critical accounting policies. See the footnotes to our unaudited financial statements, included elsewhere in this quarterly report on Form 10-Q, for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during the reporting period.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. Pursuant to Jumpstart Our Business Startups Act of 2012, as an “emerging growth company,” we are permitted to take advantage of an extended transition period for complying with new or revised accounting standards until such time as the standards are applicable to private companies. We have chosen to take advantage of this extended transition period. Accordingly, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Results of Operations

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We had net (loss) income of $(2,719,947) and $1,063 for the three months ended July 31, 2017 and 2016, respectively.

We did not generate any revenues from our operations for the three months ended July 31, 2017 or 2016. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

During the three months ended July 31, 2017 and 2016, we had operating expenses of $2,719,947 and $(1,063), respectively. The increase in operating expenses is primarily a result of costs associated with the BitReturn acquisition in the current period ($2,255,187) and an increase in consulting fees from $nil for the three months ended July 31, 2016 to $424,997 for the three months ended July 31, 2017. Product development and website expenses associated with the BitReturn acquisition represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs do not meet the criteria for capitalization, and therefore have been treated as an operating expense.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Three Months Ended July 31, 2017	For the Three Months Ended July 31, 2016
Revenue	—	—
Cost of Revenue	—	—
Net Loss (Income) and Comprehensive (Loss) Income	$(2,719,947)	$1,063
Net Loss (Income) per Common Share, Basic and Diluted	(0.03)	0.00
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	88,502,070	80,000,000

Liquidity and Capital Resources

As of July 31, 2017, we had not generated any revenues from our business operations. As at July 31, 2017, there were 88,502,070 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to July 31, 2017 is $76,500.

As of July 31, 2017 and 2016, we had cash and cash equivalents of $5,558 and $nil, respectively. Our cash was not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.

Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

During the three months ended July 31, 2017 and 2016, we had operating expenses of $2,719,947 and $(1,063), respectively. Historically, we have relied on loans to fund general and administrative operating expenses. As of July 31, 2017, we had a working capital deficiency of $639,778.

As of July 31, 2017, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of July 31, 2017 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 27, 2017, the Company issued an aggregate of 10,000,000 shares of restricted common stock, with a fair value of $1,900,000 as of July 31, 2017, as partial consideration for the BitReturn acquisition.

The securities issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on an exemption provided by Regulation S promulgated pursuant to the Securities Act and Section 4(a)(2) of the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Definitive Acquisition Agreement dated as of June 18, 2017 by and among Matt deFouw, as representative of the selling shareholders, Bitreturn.ca and the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVOY GROUP CORP.

Date: September 19, 2017	By: /s/ Harpreet Sangha
Harpreet Sangha
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)