Form 10-Q
period 2017-10-31
BLACK CACTUS GLOBAL, INC.
filed 2017-12-20
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2017

or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 333-188785

BLACK CACTUS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Florida	46-2500923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8275 S. Eastern Avenue, Suite 200

Las Vegas, Nevada 89123

(Address of principal executive offices, Zip Code)

(702) 724-2643

(Registrant’s telephone number, including area code)

ENVOY GROUP CORP.

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

Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had a total of 157,900,000 shares of common stock issued and outstanding at December 19, 2017.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this quarterly report on Form 10-Q, the terms “Envoy”, “Company”, “we”, “our”, and “us” refer to Black Cactus Global, Inc. formerly known as Envoy Group Corp.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

BALANCE SHEETS

(Expressed in U.S. Dollars)

	October 31,	April 30,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$255	$3
Prepaid expenses (Note 9)	167,981	—
TOTAL ASSETS	$168,236	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$74,648	$37,151
Amount payable for BitReturn (Note 8)	350,000	—
Due to related parties (Note 6)	415,012	1,872
Loans payable (Note 7)	45,778	32,916
Total Current Liabilities	885,438	71,939

Loans payable (Note 7)	—	33,782
Total Liabilities	885,438	105,721

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 10)	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 97,900,000 and 83,000,000 shares issued and outstanding as of October 31, 2017 and April 30, 2017, respectively (Note 10)	9,790	8,300
Share subscriptions received	—	14,000
Additional paid-in capital	2,637,546	74,559
Accumulated deficit	(3,364,538)	(202,577)
Total Stockholders’ Deficit	(717,202)	(105,718)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$168,236	$3

Going Concern (Note 2)

Commitment (Note 9)

Subsequent Events (Note 11)

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2017	2016	2017	2016

OPERATING EXPENSES
Consulting (Note 9)	$275,951	$—	$700,948	$—
General and administrative	9,823	20,308	22,192	19,245
Professional fees	62,764	—	90,158	—
Product development and website costs (Note 8)	93,476	—	2,348,663	—

NET LOSS AND COMPREHENSIVE LOSS	$(442,014)	$(20,308)	$(3,161,961)	$(19,245)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	97,900,000	80,000,000	93,762,465	80,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Six Months Ended October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,161,961)	$(19,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of loan discounts	1,971	449
Issuance of common stock for BitReturn (Note 8)	1,900,000	—
Issuance of common stock for services	483,333	—

Changes in operating assets and liabilities:
Prepaid expenses	(1,314)	—
Accounts payable and accrued liabilities	36,561	—
Amount payable for BitReturn	350,000	—

Net Cash Used in Operating Activities	(391,410)	(18,796)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party, net of repayments	413,681	(17,362)
Proceeds from loans payable, net of repayments	(22,974)	38,075

Net Cash Provided by Financing Activities	390,707	20,713

Net effect of exchange rate changes on cash	955	(1,757)

Net Increase in Cash and Cash Equivalents	252	160

Cash and Cash Equivalents, Beginning of Period	3	—

Cash and Cash Equivalents, End of Period	$255	$160

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

Notes to the Financial Statements

For the Six Months Ended October 31, 2017

(Unaudited)

1. NATURE OF BUSINESS

Black Cactus Global, Inc. (formerly Envoy Group Corp.) (the “Company”), was incorporated in the State of Florida on April 8, 2013. The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. In December 2017 the Company acquired an exclusive software license for the Black Cactus blockchain development software platform and related intellectual property (the “Software”) and the Agreement includes a contract with the CEO of Black Cactus LLC to become a Director and Officer of the Company.  The Company plans to use the Software platform to create a crypto trading exchange to support crypto and fiat currencies, music publishing, distribution, supply chain, medical research and trials (refer to Note 11). On December 4, 2017, the Company changed its name to “Black Cactus Global, Inc.”.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at October 31, 2017, the Company has a working capital deficiency of $717,202 and an accumulated deficit of $3,364,538. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2017, and the results of its operations for the three and six months ended October 31, 2017 and cash flows for the six months ended October 31, 2017. The results of operations for the period ended October 31, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

Notes to the Financial Statements

For the Six Months Ended October 31, 2017

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2017 and April 30, 2017:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	October 31,	April 30,
	(Level 1)	(Level 2)	(Level 3)	2017	2017

Assets:
Cash and cash equivalents	$ 255	$ —	$ —	$ 255	$ 3

The Company does not have any liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet as of October 31, 2017, and April 30, 2017.

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

Notes to the Financial Statements

For the Six Months Ended October 31, 2017

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at October 31, 2017, the Company has a cash balance of $255 and current liabilities of $885,438. The Company’s accounts payable and accrued liabilities have contractual maturities of less than 60 days and are subject to normal trade terms. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

5. EQUIPMENT

On June 22, 2017, the Company purchased computer equipment totaling $364,590. The equipment was pledged as security on a loan (See Note 6(b)). Pursuant to the terms of the loan, should the loan remain unpaid past September 30, 2017, the lender would take sole possession of the equipment. The Company did not make the required payment and the equipment was returned to the lender and as at October 31, 2017 the Company had no equipment.

6. RELATED PARTY TRANSACTIONS AND BALANCES

(a)

As at October 31, 2017, the Company was indebted to the majority shareholder in the amount of $415,012 (April 30, 2017- $1,872) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

(b)

On June 22, 2017, the Company entered into a secured loan with a corporation with a significant shareholder for a loan up to CAD$450,000 for the purpose of purchasing digital currency mining hardware (“Mining Hardware”). The loan was non-interest bearing and due on August 31, 2017. The Mining Hardware purchased with the loaned funds is held as collateral until the loan amount has been fully repaid. Furthermore, revenue produced by the Mining Hardware purchased with the loaned funds is to be paid to the Lender until the loaned funds are repaid in full. Should the loan remain unpaid past September 30, 2017, the Lender will take sole possession of the Mining Hardware, in lieu of the loan.  As at September 30, 2017, the Company had not made the required payment of the loan and the Lender took sole possession of the Mining Hardware (refer to Note 5).

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

Notes to the Financial Statements

For the Six Months Ended October 31, 2017

(Unaudited)

7. LOANS PAYABLE

(a)

The balance presented for loans payable consist of the following amounts:On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and due on July 15, 2018. As at October 31, 2017, the Company has received gross loan proceeds of $54,176. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the six months ended October 31, 2017, the Company repaid $5,000 of principal and recognized accretion of the discount of $1,971. At October 31, 2017, the net carrying value of the loan was $35,778.

(b)	As at October 31, 2017, the Company was indebted for loans amounting to $10,000 (April 30, 2017 - $24,129). The amounts are unsecured, non-interest bearing and due on demand.

(c)	As at October 31, 2017, the Company was indebted for loans in the amount of $nil (April 30, 2017 - $8,786 (CAD $12,000)). The amount is unsecured, non-interest bearing and due on demand.

8. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represents the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which have been recognized as and included in product development and website costs (Refer to Note 10). The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, which is to be paid as follows, $200,000 from the first $500,000 raised by private placements, and the final portion of $150,000 within six months or when a cumulative amount of $1,000,000 has been raised by private placements. As at October 31, 2017, the Company has not raised $500,000 or $1,000,000 by private placements and as a result, $350,000 is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs do not meet the criteria for capitalization, and therefore have been treated as an operating expense.

9. COMMITMENTS

On July 1, 2017, the Company entered into a Strategic Management and Advisory Agreement for consulting services and investor relations services to be provided over a period of twelve months commencing July 1, 2017. In consideration, the Company will pay a total monthly fee of $3,000 cash and issue a total of 1,000,000 shares of common stock. On July 26, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $250,000, which has been recorded as a prepaid expense and will be amortized over the term of the agreement (Refer to Note 10). During the six months ended October 31, 2017, the Company recognized $83,333 of consulting expense.

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

Notes to the Financial Statements

For the Six Months Ended October 31, 2017

(Unaudited)

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

Subsequent to October 31, 2017, the Company amended its Articles of Incorporation, increasing the number of common stock authorized from 240,000,000 to 490,000,000, par value of $0.0001 (Refer to Note 11).

COMMON STOCK

On June 26, 2017, the Company issued 1,400,000 shares of common stock for gross proceeds of $14,000, which was received during the year ended April 30, 2017.

On June 27, 2017, the Company issued 10,000,000 shares of common stock with a fair value of $1,900,000 for BitReturn pursuant to a Definitive Acquisition Agreement (Refer to Note 8).

On July 1, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $250,000 for investor relations services pursuant to a Strategic Management and Advisory Agreement (Refer to Note 9).

On July 26, 2017, the Company issued 2,500,000 shares of common stock with a fair value of $400,000 as signing bonuses pursuant to service agreements and the $400,000 fair value was expensed and included in consulting fees.

As at October 31, 2017, there are 97,900,000 shares of common stock issued and outstanding.

PREFERRED STOCK - SERIES A

As at October 31, 2017, there are no issued and outstanding Series A Preferred Stock.

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

Notes to the Financial Statements

For the Six Months Ended October 31, 2017

(Unaudited)

11. SUBSEQUENT EVENTS

(a)

In November 2017 the Company issued 60,000,000 shares of common stock pursuant to the terms of an Exclusive Software License Agreement (the “Agreement”) with Black Cactus Holdings, LLC (“Black Cactus LLC”) to acquire an exclusive software license for the Black Cactus blockchain development software platform and related intellectual property (the “Software”) and the Agreement includes a service contract with the CEO of Black Cactus LLC to join the Company as a director and officer. The Company plans to use the Software platform to  create a crypto trading exchange to support crypto and fiat currencies, music publishing, distribution, supply chain, medical research and trials. The term of the Agreement will remain in effect in perpetuity. In addition, the Company agreed to pay Black Cactus a royalty in the amount of 5% of the net revenue received from the sublicense of the Software and any revenues generated from the use of the Software including other intellectual property that the Company licensed from Black Cactus LLC pursuant to the terms of the Agreement.

(b)

On November 27, 2017 the Company received $500,000 from Bellridge Capital L.P. as the first tranche in a total agreement of up to $1,500,000 in subscriptions for Senior Secured Convertible Promissory Notes (the “Notes”).  The principal amount of the note issued in the first tranche is $526,316, bears interest at 5% and has a maturity date of November 27, 2018.  The Notes are secured by all assets and intellectual property of the Company and the Company is restricted from various debt and other transactions as defined in the agreement as variable rate transactions.  The Notes are convertible into common shares at the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.  In the event that a S-1 registration statement is declared effective the percentage is 25% in (ii) or in the event of breach the percentage in (ii) is 60%.  As part of the subscription agreement for the Notes common shares are also to be issued by the Company and for the first tranche this requires 2,793,296 common shares which have not yet been issued by the Company as at December 19, 2017.

(c)

On November 13, 2017, the Company amended its Articles of Incorporation, increasing the number of common stock authorized from 240,000,000 to 490,000,000, par value of $0.0001, and leaving the number of preferred stock authorized at 10,000,000, par value of $0.0001.

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

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement (the “BitReturn Agreement”) pursuant to which the Company acquired the internet domain and brand, BitReturn. The BitReturn acquisition represented the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued an aggregate of 10,000,000 shares of restricted common stock, valued at $1,900,000, as payment under the terms of the BitReturn Agreement. The BitReturn Agreement also provided that the Company would pay $350,000, $200,000 of which is payable upon the first $500,000 raised by the Company, and the final portion of $150,000 is payable after six months or when a cumulative amount of $1,000,000 has been raised by the Company.

On October 17, 2017, the Company entered into an Exclusive Software License Agreement (the “Agreement”) with Black Cactus Holdings, LLC (“Black Cactus”) to acquire an exclusive software license for the Black Cactus blockchain development software platform and related intellectual property (the “Software”). The Company plans to use the platform to build a crypto trading exchange to support crypto and fiat currencies, music publishing, distribution, supply chain, medical research and trials. The term of the Agreement will remain in effect in perpetuity. Pursuant to the terms of the Agreement, the Company agreed to issue 60,000,000 shares of the Company’s common stock, par value $0.0001. In addition, the Company agreed to pay Black Cactus a royalty in the amount of 5% of the net revenue received from the sublicense of the Software and any revenues generated from the use of the Software including other intellectual property that the Company licensed from Black Cactus pursuant to the terms of the Agreement for the term of the Agreement. The Company issued 60,000,000 shares of common stock in November 2017, appointed Mr. Cummins as a director and CEO of the Company and changed its name to Black Cactus Global, Inc., pursuant to the terms of the Agreement.

On November 27, 2017, the Company entered into an agreement with Bellridge Capital, L.P. (“Bellridge”), an unrelated third party.  Bellridge is loaning the Company a minimum of $500,000.00 to a maximum of $1,500,000.00.  The first tranche of $500,000.00 was paid at Closing.  In connection with the loan, the Company issued Bellridge its Senior Secured Convertible Promissory Note (“Note”) for $500,000.00 which has a maturity date of one year and is due on November 27, 2018.  The interest rate is five percent (5%) per annum. The Note may be converted at the lesser of $0.10 per share or seventy percent (70%) of the lowest traded price of the Company’s common stock for twenty consecutive days immediately prior to the conversion date. The Note may be prepaid in accordance with the terms set forth in the Note. The Note also contains certain representations, warranties, covenants and events of default including, among other things, if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission (the “SEC”). If an event of default occurs, the amount of the principal and interest rate due under the Debenture increases and, at the option of the Bellridge and in its sole discretion, it can deem the Note immediately due and payable.

The Note provides for certain penalties for failure to timely deliver stock and contains other protective provisions for Bellridge.  $500,000 principal amount of the Note was received on November 27, 2017, the next tranche of $500,000 will be due in 5 days after the Company receives its first comments concerning the registration statement to be filed and the final tranche of $500,000 will be funded upon the effectiveness of the registration statement that we will file covering the shares of our common stock issuable upon conversion of the notes.

The Company and Bellridge also entered into to a Securities Purchase Agreement dated November 27, 2017 (the “SPA”). Pursuant to the SPA, the Company is required to issue 2,793,296 shares of its common stock to Bellridge in connection with the Loan.  The Company is also issuing a warrant to Bellridge to purchase 7,894,737 additional shares of the Company’s common stock for a period of four years commencing on May 27, 2018 at an exercise price equal to the lesser $.10 per share or seventy percent (70%) of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days.

In connection with the Note and SPA, the Company also entered into a Registration Rights Agreement obligating the Company to register the shares issuable upon conversion of the Note with the Securities and Exchange Commission.  The Company also issued security agreements whereby it granted Bellridge a security interest in its assets and intellectual property.  The obligations of the Company to repay the Note are guaranteed by the Company’s subsidiaries.  The Company will utilize the proceeds of the Bellridge loan to support its proposed development of the software license obtained from Black Cactus.

Critical Accounting Policies

As of October 31, 2017, there were no critical accounting policies. See the footnotes to our unaudited financial statements, included elsewhere in this quarterly report on Form 10-Q, for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Management’s Plan of Operation

We do not have adequate funds to satisfy our working capital requirements for the next twelve months.  We have borrowed $500,000 from Bellridge Capital to fund our planned plan of operations utilizing the software license agreement we have with Black Cactus.  Pursuant to the terms of our agreements with Bellridge, we will file a registration statement with the SEC to register the shares to be issued under those agreements.  We will not receive the second tranche of $500,000 until we receive our first set of comments from the SEC.  The final tranche of $500,000 will be received once the registration statement is declared effective by the SEC. We cannot estimate when we will receive the SEC comments or when our registration statement will be declared effective by the SEC.  Until such time as we receive the final $1,000,000 of funding from Bellridge, in the interim, we may not be able to completely implement and commence our proposed plan of operations.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We had net (loss) income of $(442,014) and $(20,308) for the three months ended October 31, 2017 and 2016, respectively.

We did not generate any revenues from our operations for the three months ended October 31, 2017 or 2016. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

During the three months ended October 31, 2017 and 2016, we had operating expenses of $(442,014) and $(20,308), respectively. The increase in operating expenses is primarily a result of professional fees associated with the BitReturn acquisition in the prior period ($62,764) and an increase in consulting fees from $nil for the three months ended October 31, 2016 to $275,951 for the three months ended October 31, 2017. Product development and website expenses associated with the BitReturn acquisition represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs do not meet the criteria for capitalization, and therefore have been treated as an operating expense.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Six Months Ended October 31, 2017	For the Six Months Ended October 31, 2016
Revenue	—	—
Cost of Revenue	—	—
Net Loss (Income) and Comprehensive (Loss) Income	$(3,161,961)	$(19,245)
Net Loss (Income) per Common Share, Basic and Diluted	(0.03)	(0.00)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	93,762,465	80,000,000

Liquidity and Capital Resources

As of October 31, 2017, we had not generated any revenues from our business operations. As at October 31, 2017, there were 97,900,000 shares of common stock issued and outstanding.

As of October 31, 2017 and 2016, we had cash and cash equivalents of $255 and $160, respectively. Our cash was not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.

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

During the six months ended October 31, 2017 and 2016, we had operating expenses of $3,161,961 and $19,245, respectively. Historically, we have relied on loans to fund general and administrative operating expenses. As of October 31, 2017, we had a working capital deficiency of $717,202.

As of October 31, 2017, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.  Subsequently, we entered into the Bellridge transaction which has provided us with some of our capital requirements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of October 31, 2017 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CEO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CACTUS GLOBAL, INC. f/k/a ENVOY GROUP CORP.

Date: December 20, 2017	By: /s/ Harpreet Sangha
Harpreet Sangha
Chairman and Chief Financial Officer (principal financial officer and principal accounting officer)

Date: December 20, 2017	By:/s/ Lawrence Cummins
Lawrence Cummins
Chief Executive Officer (principal executive officer)