Form 10-Q
period 2018-01-31
BLACK CACTUS GLOBAL, INC.
filed 2018-03-26
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-55880

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

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had a total of 163,250,000 shares of common stock issued and outstanding at March 26, 2018.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

BALANCE SHEETS

(Expressed in U.S. Dollars)

	January 31,	April 30,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,556	$3
Prepaid expenses and other assets (Note 6)	388,192	—
TOTAL ASSETS	$399,748	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$79,184	$37,151
Advances payable (Note 8)	295,000	—
Amount payable for BitReturn (Note 12)	350,000	—
Convertible debentures (Note 10)	12,161	—
Due to related parties (Note 7)	321,217	1,872

Loans payable (Note 9)	37,254	32,916

Total Current Liabilities	1,094,816	71,939

Loans payable (Note 9)	—	33,782
Total Liabilities	1,094,816	105,721

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 14)	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 161,250,000 and 83,000,000 shares issued and 158,050,000 and 83,000,000 shares outstanding as of January 31, 2018 and April 30, 2017, respectively (Note 14)	15,805	8,300
Shares issuable	760,832	14,000
Additional paid-in capital	9,627,699	74,559
Accumulated deficit	(11,099,404)	(202,577)
Total Stockholders’ Deficit	(695,068)	(105,718)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$399,748	$3

Going Concern (Note 2)

Commitment (Note 13)

Subsequent Events (Note 15)

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2018	2017	2018	2017

OPERATING EXPENSES
Black Cactus license fee	$6,600,000	$—	$6,600,000	$—
Consulting (Note 9)	937,691	—	1,638,639	—
General and administrative	49,075	28,851	71,267	48,096
Investor relations	78,917	—	78,917	—
Professional fees	52,525	—	142,683	—
Product development and website costs (Note 12)	460	—	2,349,123	—

TOTAL OPERATING EXPENSES	$(7,718,668)	$(28,851)	$(10,880,629)	$(48,096)

Accretion of discounts on convertible debentures	(12,161)	—	(12,161)	—
Interest expense	(4,037)	—	(4,037)	—

NET LOSS AND COMPREHENSIVE LOSS	$(7,734,866)	$(28,851)	$(10,896,827)	$(48,096)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.00)	$(0.10)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	154,011,413	81,728,000	113,200,543	80,576,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Nine Months Ended January 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,896,827)	$(48,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of loan discounts	2,947	1,261
Accretion of convertible debt discount	12,161	—
Issuance of common stock for BitReturn (Note 12)	1,900,000	—
Issuance of common shares for services	602,833	—
Issuance of common shares for license agreement (Note 11)	6,600,000	—
Shares issuable for services	660,000	—

Changes in operating assets and liabilities:
Prepaid expenses	(284,025)	—
Accounts payable and accrued liabilities	41,663	94
Amount payable for BitReturn	350,000	—

Net Cash Used in Operating Activities	(1,011,248)	(46,741)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances payable	295,000	—
Advances from related party, net of repayments	321,620	(20,258)
Proceeds from issuance of common stock	—	30,000
Proceeds from issuance of convertible debt, net of debt financing costs	440,000	—
Proceeds from (repayments of) loans payable	(32,474)	38,075

Net Cash Provided by Financing Activities	1,024,146	47,817

Net effect of exchange rate changes on cash	(1,345)	(974)

Net Increase in Cash and Cash Equivalents	11,553	102

Cash and Cash Equivalents, Beginning of Period	3	—

Cash and Cash Equivalents, End of Period	$11,556	$102

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

1. NATURE OF BUSINESS

Black Cactus Global, Inc. (formerly Envoy Group Corp.) (the “Company”), was incorporated in the State of Florida on April 8, 2013. The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. In December 2017, the Company acquired an exclusive software license for the Black Cactus blockchain development software platform and related intellectual property (the “Software”) and the Agreement includes a contract with the CEO of Black Cactus LLC to become a Director and Officer of the Company.  The Company plans to use the Software platform to create a crypto trading exchange to support crypto and fiat currencies, music publishing, distribution, supply chain, medical research and trials (refer to Note 11). On December 4, 2017, the Company changed its name to “Black Cactus Global, Inc.”.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at January 31, 2018, the Company has a working capital deficiency of $695,068 and an accumulated deficit of $11,099,404. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2018, and the results of its operations for the three and nine months ended January 31, 2018 and cash flows for the nine months ended January 31, 2018. The results of operations for the period ended January 31, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

FINANCIAL INSTRUMENTS

ASC 825, “Financial Instruments”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The financial instruments consist principally of cash and cash equivalents, accounts payable, advances payable, due to related party, loans payable and convertible debentures. The fair value of cash and cash equivalents when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Derivative liabilities are determined based on “Level 2” inputs, which are significant and observable. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of January 31, 2018 and April 30, 2017:

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	January 31,	April 30,
	(Level 1)	(Level 2)	(Level 3)	2018	2017

Assets:
Cash and cash equivalents	$ 11,556	$ —	$ —	$ 11,556	$ 3

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new mandatory accounting pronouncements that are in effect and there has been no significant impact on its financial statements. The Company does not believe that there are any  new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at January 31, 2018, the Company has a cash balance of $11,556 and current liabilities of $1,094,816. The Company’s accounts payable and accrued liabilities have contractual maturities of less than 60 days and are subject to normal trade terms. The Company requires additional financing to meet its current obligations. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

5. EQUIPMENT

On June 22, 2017, the Company purchased computer equipment totaling $364,590. The equipment was pledged as security on a loan (See Note 7(b)). Pursuant to the terms of the loan, should the loan remain unpaid past September 30, 2017, the lender would take sole possession of the equipment. The Company did not make the required payment and the equipment was returned to the lender.  As at January 31, 2018 the Company had no equipment.

6. PREPAID EXPENSES AND OTHER ASSETS

The Company’s prepaid expenses and other assets consists of deposits, retainers and advance payments for various services including investor relations, legal, marketing and other costs.

7. RELATED PARTY TRANSACTIONS AND BALANCES

(a)

As at January 31, 2018, the Company was indebted to the majority shareholder in the amount of $321,217 (April 30, 2017- $1,872) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

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

8. ADVANCES PAYABLE

On December 20, 2017, the Company received $295,000 from Bellridge Capital L.P. as an advance relating to the second tranche of the Securities Purchase Agreement (refer to Notes 10 and 15).

9. LOANS PAYABLE

The balance presented for loans payable consist of the following amounts:

(a)

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and due on July 15, 2018. As at January 31, 2018, the Company has received gross loan proceeds of $54,716. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the nine months ended January 31, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $2,947. At January 31, 2018, the net carrying value of the loan was $36,754.

(b)	As at January 31, 2018, the Company was indebted for loans amounting to $500 (April 30, 2017 - $24,129). The amounts are unsecured, non-interest bearing and due on demand.

(c)	As at January 31, 2018, the Company was indebted for loans in the amount of $nil (April 30, 2017 - $8,786 (CAD $12,000)). The amount is unsecured, non-interest bearing and due on demand.

10. CONVERTIBLE DEBENTURES

On November 27, 2017 the entered into and closed on a Securities Purchase Agreement (“SPA”) with Bellridge Capital L.P. (“Bellridge”), pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $526,316 (“Note”) for an aggregate purchase price of $500,000, net of a $26,316 original issue discount and $10,000 of legal fees. The Company also incurred additional debt issuance costs of $50,000.  The total debt issue costs of $86,316 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. In addition, the Company issued 7,894,737 warrants to Bellridge with a term of six months at an exercise price equal to the lesser of (i) $.10 per share and (ii) 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days. The Company also agreed to issue 2,793,296 shares to Bellridge in connection with the loan.  The interest on the outstanding principal due under the Note accrues at a rate of 5% per annum. All principal and accrued interest under the Note is due on November 27, 2018 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at January 31, 2018, the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

The relative fair values of the convertible note, the warrants and the shares were $140,733, $284,751 and $100,832, respectively.  The effective conversion price was then determined to be $0.063. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the shares issuable of $100,832 and an equivalent discount that reduced the carrying value of the convertible debt to $425,484.  The Company then recognized the relative fair value of the warrants of $284,751 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $140,733. The beneficial conversion feature of $54,417, the OID of $26,316 and debt financing costs of $60,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the nine months ended January 31, 2018, the Company recorded accretion of discount of $12,161 increasing the carrying value of the loan to $12,161. As at January 31, 2018, the Company has recorded accrued interest of $4,037 (2017 - $nil).

As part of the SPA, Bellridge is loaning the Company a minimum of $500,000 to a maximum of $1,500,000.00 (“Loan”). The first tranche was the $500,000 in form of the Note above. The next tranche of $500,000 will be due in 5 days after the Company receives its first comments concerning the registration statement to be filed and the final tranche of $500,000 will be funded upon the effectiveness of the registration statement that we will file covering the shares of our common stock issuable upon conversion of the notes. Refer to Note 15 for an amendment to the second tranche of the Loan.

In connection with the Note and SPA, the Company also entered into a Registration Rights Agreement obligating the Company to register the shares issuable upon conversion of the Note with the Securities and Exchange Commission. The Company also issued security agreements whereby it granted Bellridge a security interest in its assets and intellectual property. The obligations of the Company to repay the Note are guaranteed by the Company’s subsidiaries. The Company will utilize the proceeds of the Bellridge loan to support its proposed development of the software license obtained from Black Cactus

11. LICENSE

On November 6, 2017 the Company issued 60,000,000 shares of common stock with a fair value of $6,600,000 pursuant to the terms of an Exclusive Software License Agreement (the “Agreement”) with Black Cactus Holdings, LLC (“Black Cactus LLC”) to acquire an exclusive software license for the Black Cactus blockchain development software platform and related intellectual property (the “Software”) and the Agreement includes a service contract with the CEO of Black Cactus LLC to join the Company as a director and officer. The Company plans to use the Software platform to create a crypto trading exchange to support crypto and fiat currencies, music publishing, distribution, supply chain, medical research and trials. The term of the Agreement will remain in effect in perpetuity. In addition, the Company agreed to pay Black Cactus a royalty in the amount of 5% of the net revenue received from the sublicense of the Software and any revenues generated from the use of the Software including other intellectual property that the Company licensed from Black Cactus LLC pursuant to the terms of the Agreement.

12. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represents the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which have been recognized as and included in product development and website costs. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, and as at January 31, 2018, $350,000 is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs do not meet the criteria for capitalization, and therefore have been treated as an operating expense.

13. COMMITMENTS

(a)

On July 1, 2017, the Company entered into a Strategic Management and Advisory Agreement for consulting services and investor relations services to be provided over a period of twelve months commencing July 1, 2017. In consideration, the Company will pay a total monthly fee of $3,000 cash and issue a total of 1,000,000 shares of common stock. On July 26, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $250,000, which has been recorded as a prepaid expense and will be amortized over the term of the agreement (Refer to Note 15). During the nine months ended January 31, 2018, the Company recognized $145,833 of consulting expense.

(b)

On November 8, 2017, the Company entered into a Financial Advisor Agreement with an unrelated third party for consulting services and investor relations services to be provided over a period of three months commencing November 8, 2017. In consideration, the Company will pay an initial fee of $20,000 cash. In addition, if the Company closes any transactions made with any introduction made by the unrelated third party, the Company shall pay an industry-standard cash fee of 10% on all equity or equity-linked capital invested, which will be recorded as debt financing costs. On November 27, 2017, entered into and closed on a Securities Purchase Agreement (refer to Note 10) whereby the introduction was made by the unrelated third party. During the nine months ended January 31, 2018, the Company recognized $50,000 of debt financing costs (refer to Note 10).

(c)

On December 19, 2017, the Company entered into a Business Development Consultant Agreement for consulting services to be provided over a period of twelve months commencing December 19, 2017. In consideration, the Company will pay a total monthly fee of 10,000 GBP cash and issue a total of 2,000,000 shares of common stock. Subsequent to January 31, 2018, the Company issued 2,000,000 shares of common stock with a fair value of $660,000. During the nine months ended January 31, 2018, the Company recognized $660,000 of consulting expense.

(d)

On January 4, 2018, the Company entered into an Equity Research Service Agreement for investor relations services to be provided over a period of twelve months commencing January 4, 2017. In consideration, the Company will issue a total of 150,000 shares of common stock. On January 16, 2017, the Company issued 150,000 shares of common stock with a fair value of $57,000, which has been recorded as a prepaid expense and will be amortized over the term of the agreement. During the nine months ended January 31, 2018, the Company recognized $4,750 of consulting expense.

14. STOCKHOLDERS’ DEFICIT

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

On June 27, 2017, the Company issued 10,000,000 shares of common stock with a fair value of $1,900,000 for BitReturn pursuant to a Definitive Acquisition Agreement (refer to Note 13).

On July 1, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $250,000 for investor relations services pursuant to a Strategic Management and Advisory Agreement (refer to Note 14).

On July 26, 2017, the Company issued 2,500,000 shares of common stock with a fair value of $400,000 as signing bonuses pursuant to service agreements and the $400,000 fair value was expensed and included in consulting fees.

On November 6, 2017, the Company issued 60,000,000 shares of common stock with a fair value of $6,600,000 for a license fee pursuant to the Exclusive Software License Agreement (refer to Note 11).

On January 16, 2018, the Company issued 3,200,000 shares of common stock pursuant to the Share Purchase Agreement with an unrelated third party. Under the terms of the Agreement, the Company will purchase all the issued ordinary shares of the unrelated third party from its shareholders, thereby acquiring all the intellectual property, research and development, contracts, accounts receivable and licenses owned by the unrelated third party. In exchange, the Company will issue 3,200,000 shares of its common stock to the unrelated third party’s shareholders. The Agreement will not close and the acquisition will not be complete until the Company receives the source code and software to the unrelated third party’s intellectual property for all of the unrelated third party’s programs, platforms and products and these assets have been independently verified. Additionally, if the shares issued to the unrelated third party shareholders do not have an aggregate value of $2,000,000 by January 15, 2019, the unrelated third party shareholders are entitled to have additional shares issued to them so that they hold shares equal to $2,000,000 as of that date. As at January 31, 2018, the Company has not received the source code and software relating to the intellectual property and the Agreement has not closed. The 3,200,000 shares are being held by the Company until closing of the Agreement.

On January 16, 2018, the Company issued 150,000 shares of common stock with a fair value of $57,000 for investor relations services pursuant to an Equity Research Services Agreement (refer to Note 13).

As at January 31, 2018, there are 161,250,000 shares of common stock issued and 158,050,000 shares of common stock outstanding.

PREFERRED STOCK - SERIES A

As at January 31, 2018, there are no issued and outstanding Series A Preferred Stock.

15. SUBSEQUENT EVENTS

(a)

Subsequent to January 31, 2018, the Company and Bellridge amended the terms of the Securities Purchase Agreement as disclosed in Note 10, to include the $295,000 received in December 2017 as an additional tranche in connection with the convertible note.   Refer to Note 8.

(b)	Subsequent to January 31, 2018, the Company issued 2,000,000 shares of common stock to a consultant pursuant to a Business Development Consultant Agreement.

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

On October 17, 2017, the Company entered into an Exclusive Software License Agreement (the “Agreement”) with Black Cactus Holdings, LLC (“Black Cactus”) to acquire an exclusive software license for the Black Cactus blockchain development software platform and related intellectual property (the “Software”). The Company plans to use the platform to build a crypto trading exchange to support crypto and fiat currencies, music publishing, distribution, supply chain, medical research and trials. The term of the Agreement will remain in effect in perpetuity. Pursuant to the terms of the Agreement, the Company agreed to issue 60,000,000 shares of the Company’s common stock, par value $0.0001. In addition, the Company agreed to pay Black Cactus a royalty in the amount of 5% of the net revenue received from the sublicense of the Software and any revenues generated from the use of the Software including other intellectual property that the Company licensed from Black Cactus pursuant to the terms of the Agreement for the term of the Agreement. The Company issued 60,000,000 shares of common stock in November 2017, appointed Mr. Cummins as a director and CEO of the Company and changed its name to Black Cactus Global, Inc., pursuant to the terms of the Agreement.  The Company also increased its authorized capital to 490,000,000 shares of common stock with its preferred stock remaining at 10,000,000 authorized.

On November 27, 2017, the Company entered into an agreement with Bellridge Capital, L.P. (“Bellridge”), an unrelated third party.  Bellridge is loaning the Company a minimum of $500,000.00 to a maximum of $1,500,000.00.  The first tranche of $500,000.00 was paid at Closing.  In connection with the loan, the Company issued Bellridge its Senior Secured Convertible Promissory Note (“Note”) for $500,000.00 which has a maturity date of one year and is due on November 27, 2018.  The interest rate is five percent (5%) per annum. The Note may be converted at the lesser of $0.10 per share or seventy percent (70%) of the lowest traded price of the Company’s common stock for twenty consecutive days immediately prior to the conversion date. If the Company is in default under the Note, the conversion price for converting outstanding principal under the Note is the lesser of $0.10 per share or twenty five percent (25%) of the lowest traded price of the Company’s common stock for twenty consecutive days immediately prior to the conversion date.  The Note may be prepaid in accordance with the terms set forth in the Note. The Note also contains certain representations, warranties, covenants and events of default including, among other things, if the Company is delinquent in its periodic report filings with the Securities and Exchange Commission (the “SEC”). If an event of default occurs, the amount of the principal and interest rate due under the Debenture increases and, at the option of the Bellridge and in its sole discretion, it can deem the Note immediately due and payable.

The Note provides for certain penalties for failure to timely deliver stock and contains other protective provisions for Bellridge.  $500,000 principal amount of the Note was received on November 27, 2017.  In December, 2017, Bellridge advanced $295,000 to the Company which has now been applied towards the second tranche of $500,000 which was due 5 days after the Company receives its first comments concerning the registration statement to be filed and the final tranche of $500,000 will be funded upon the effectiveness of the registration statement that we will file covering the shares of our common stock issuable upon conversion of the notes.

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

In connection with the Note and SPA, the Company also entered into a Registration Rights Agreement obligating the Company to register the shares issuable upon conversion of the Note with the Securities and Exchange Commission. The Company is also required to register the shares of common stock underlying the warrants.  The Company also issued security agreements whereby it granted Bellridge a security interest in its assets and intellectual property.  The obligations of the Company to repay the Note are guaranteed by the Company’s subsidiaries.  The Company will utilize the proceeds of the Bellridge loan to support its proposed development of the software license obtained from Black Cactus.

On November 8, 2017, the Company entered into a Financial Advisor Agreement with an unrelated third party for consulting services and investor relations services for a period of three months commencing November 8, 2017. As consideration, the Company paid an initial fee of $20,000. In addition, the Company agreed to compensate the financial advisor if the Company closes any transactions made with any introduction made by it.  The Company agreed to pay the industry-standard cash fee of 10% on all equity or equity-linked capital invested. On November 27, 2017, we entered into and closed on a Securities Purchase Agreement whereby the introduction was made by the financial advisor. During the nine months ended January 31, 2018, the Company recognized $50,000 of debt financing costs relating to this agreement.

On December 19, 2017, the Company entered into a Business Development Consultant Agreement with an unrelated third party for consulting services to be provided over a period of twelve months commencing December 19, 2017. In consideration, the Company will pay a total monthly fee of 10,000 GBP cash and issue a total of 2,000,000 shares of common stock.

On January 4, 2018, the Company entered into an Equity Research Service Agreement for investor relations services to be provided over a period of twelve months commencing January 4, 2017. In consideration, the Company issued 150,000 shares of common stock with valued at $57,000.

We do not have adequate funds to satisfy our working capital requirements for the next twelve months.

We intend to pursue capital through public or private equity financing and by borrowing from any available sources if required in order to finance our business activities. Our Officers and Directors have not made any written or verbal commitment to provide additional financing to our Company. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

We have not yet begun the development of any of our anticipated services and even if we do secure adequate financing, there can be no assurance that our services will be accepted by the marketplace and that we will be able to generate revenues.

Our Officers and Directors will be responsible for business plan development.

RESULTS OF OPERATIONS

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $10,896,827 in our operations for the nine months ended January 31, 2018 as compared to $48,096 for the nine months ended January 31, 2017.  Additionally, during the nine months ended January 31, 2018, we incurred a license fee valued of $6,600,000.  Our total net loss and comprehensive loss for this period was $10,896,827 compared to a net loss of $48,096 for the nine months ended January 31, 2017.

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

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Nine Months Ended January 31, 2018 (unaudited)	For the Nine Months Ended January 31, 2017 (unaudited)

Revenue	—	—
Cost of Revenue	—	—
Expenses	$10,896,827	$48,096
Net Loss	$(10,896,827)	$(48,096)
Net Loss per Share - Basic and Diluted	(0.10)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	113,200,543	80,576,000

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this quarterly report, we have not generated any revenues from our business operations. As of January 31, 2018, there are 158,050,000 shares of common stock issued and outstanding.

We currently have $11,556 cash on hand.  Our current cash is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds, advances from our directors and loans.

Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue additional notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital with the exception of the Securities Purchase Agreement with Bellridge Capital whereby it agreed to purchase additional senior secured convertible promissory notes from us upon the occurrence of certain events.

Through the nine months ended January 31, 2018, we spent $1,011,248 on operating activities. We relied on advances from our majority shareholder and the proceeds received from Bellridge from the sale of the senior secured convertible promissory note to it whereby we received $500,000 for the first Note and an advance of $295,00,000 towards the second Note. These funds financed our operations.  We currently have a working capital deficiency of $695,068.

As of January 31, 2018, the Company was indebted to its majority shareholder in the amount of $321,217 for advances of working capital and expenses paid on behalf of the Company.  At April 30, 2017, we owed this shareholder $1,872.  These advances are unsecured, non-interest bearing and payable upon demand.

To date, the Company has managed to keep our monthly cash flow requirement low for two reasons. First, our officers did not draw salaries. Second, the Company has been able to keep our operating expenses to a minimum by operating in space owned by our Chairman of the Board.  However, with the entry into the License Agreement with Black Cactus, our operating expenses have been increasing and will continue to increase as we proceed with our efforts to sub-license the Black Cactus software to other entities. We will soon have to commence paying salaries and other compensation to officers, employees and consultants which we will have to retain to manage and expand our proposed business operations.

The Company currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital other than our Bellridge agreement which provides for additional loans upon certain conditions being satisfied.

The directors and officers have made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability to continue as a going concern is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of six individuals, two of whom serve as officers of the Company.  Our officers make decisions on all significant corporate matters such as the approval of terms of the compensation of our officers and the oversight of the accounting functions.

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

ITEM 4. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of January 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the nine months ended January 31, 2018, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On January 16, 2018, the Company issued 150,000 shares of common stock with valued $57,000 for investor relations services to an unrelated third party.  The Company relied upon certain exemptions from registration in issuing these shares.  The issuances of these shares were exempt from registration pursuant to Section 4(2), and/or Regulation D promulgated under the Securities Act.

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

BLACK CACTUS GLOBAL, INC.

Date: March 26, 2018	By: /s/ Harpreet Sangha
Harpreet Sangha
Chairman of the Board, Chief Financial Officer
Principal Accounting Officer, Secretary

Date: March 26, 2018	By: /s/ Lawrence Cummins
Lawrence Cummins
Chief Executive Officer