Form 10-Q/A
period 2018-01-31
BLACK CACTUS GLOBAL, INC.
filed 2018-04-02
CIK 1575345

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2018 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended January 31, 2018, filed with the Securities and Exchange Commission on March 26, 2018.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS

Exhibit	Description
31.1 *	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of CEO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 **	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* Previously filed or furnished.

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CACTUS GLOBAL, INC.

Date: March 30, 2018	By: /s/ Harpreet Sangha
Harpreet Sangha
Chairman of the Board, Chief Financial Officer
Principal Accounting Officer, Secretary

Date: March 30, 2018	By: /s/ Lawrence Cummins
Lawrence Cummins
Chief Executive Officer