Form 10-K
period 2018-04-30
BLACK CACTUS GLOBAL, INC.
filed 2018-08-15
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-55880

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

Securities registered under Section 12(g) of the Act: Common Stock

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

The number of shares issued and outstanding of the Company’s $0.0001 Par Value Common Stock as August 14, 2018 was 166,073,296 and 116,073,296.

State the aggregate market value of the voting and non-voting common equity computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,748,044 as of October 31, 2017.

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

As used in this Annual Report on Form 10-K “we”, “our”, “us”, the “Company” and “Black Cactus” refer to Black Cactus Global, Inc. unless the context requires otherwise.

Item 1. BUSINESS.

Company Overview

Black Cactus Global, Inc. (formerly Envoy Group Corp.) (the “Company”) was incorporated in the State of Florida on April 8, 2013, with a fiscal year end of April 30. Until June 2017, we had not established any business operations and had not achieved any revenues. Until then, we were in the process of identifying and evaluating feasible business opportunities in the consumer products and technology industries.

The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. The Company’s plan is to develop a technology business in digital currency mining. On December 4, 2017, the Company changed its name to “Black Cactus Global, Inc.”

Employees

As of April 30, 2018, we had no employees. Our officers provided services to our company on a contract basis as needed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently require only limited office space for the administration of our business. This space is currently provided to us free of charge at the office of Mr. Sangha, an officer and director of the company.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently quoted on the OTC Pink Sheets, which is sponsored by OTC Markets Group, Inc. The OTC Pink Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTC Pinks under the symbol “BLGI.”

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the OTC Pinks. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Trading Market

	Closing Price
	High	Low

Year Ended April 30, 2017
First Quarter	$0.13	$0.06
Second Quarter	$0.83	$0.03
Third Quarter	$0.70	$0.01
Fourth Quarter	$0.60	$0.03

Year Ended April 30, 2018
First Quarter	$0.83	$0.03
Second Quarter	$0.32	$0.08
Third Quarter	$0.66	$0.09
Fourth Quarter	$0.40	$0.06

The high and low bid price for shares of our Common Stock on April 30, 2018, was $0.14 and $0.12, respectively, based upon bids that represent prices quoted by broker-dealers on the OTCQB.

Holders

As of August 14, 2018, there were 35 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We were incorporated in the State of Florida on April 8, 2013, with a fiscal year end of April 30. Until June 2017, we had not established any business operations and had not achieved any revenues. Until then, we were in the process of identifying and evaluating feasible business opportunities in the consumer products and technology industries.  Currently, the Company is evaluating the development of a technology business in digital currency applications and mining.

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

Recently Issued Accounting Standards:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09’’). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition -Construction-Type and Production-Type Contracts”. ASU 2014-09 requires the disclosure of sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is not allowed. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.

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

We do not have adequate funds to satisfy our working capital requirements for the next twelve months.  We have borrowed a total of $800,000 from Bellridge Capital LP (“Bellridge”) to fund our planned plan of operations in digital currency mining. We sold Bellridge our Senior, Secured Convertible Promissory Notes (the “Notes”).  Thus far, Bellridge has purchase $800,000 in Notes. Pursuant to the terms of our agreements with Bellridge, we were required to file a registration statement with the SEC to register the shares of Common Stock to be issued under those agreements. We filed the registration statement on April 24, 2018 but it has not yet been declared effective.  We will receive the third tranche of $200,000 from Bellridge five days after we receive the first set of SEC comments (if the comments are reasonable in the opinion of Bellridge).  We may not receive the fourth and final tranche of $500,000 unless and until the registration statement is declared effective by the SEC. We cannot estimate when our registration statement will be declared effective by the SEC. Under certain conditions, Bellridge may not have to purchase the third and fourth Notes.  These conditions include any acts constituting default under any of the Notes or the agreements entered into at the time of the first purchase of the Note issued on November 27, 2017.  Until such time as we receive the final $700,000 of funding from Bellridge, in the interim, we may not be able to completely implement and commence our proposed plan of operations.

As of April 30, 2018, we had not yet had any revenues from our services in the digital currency mining field.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred losses of $5,988,299 and $81,974 in our operations for the years ended April 30, 2018 and 2017, respectively.

We did not generate any revenues from our operations for the years ended April 30, 2018 or 2017. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Year Ended April 30, 2018	For the Year Ended April 30, 2017
Revenue	—	—
Cost of Revenue	—	—
Expenses	$5,988,299	$81,974
Net Loss -	$(5,988,299)	$(81,974)
Net Loss per Share - Basic and Diluted	(0.05)	(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	124,267,460	80,789,299

Liquidity and Capital Resources

As of April 30, 2018, we had not generated any revenues from our business operations. As at April 30, 2018, there were 166,073,296 shares of common stock issued and 116,073,296 shares of common stock outstanding. Total cash proceeds received from common share issuance since inception to April 30, 2018 is $90,500.

As of April 30, 2018, we had $252 cash on hand. As of April 30, 2018, we had a working capital deficiency of $415,940 and an accumulated deficit of $6,190,876.  Our cash is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.  We also may sell additional secured, convertible promissory notes.

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

During the year ended April 30, 2018, we spent $5,988,299 on general and administrative operating expenses. We relied on loans to fund general and administrative operating expenses. As of April 30, 2017, we had no working capital.

As of April 30, 2018, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

Critical Accounting Policies

As of April 30, 2018, there were no critical accounting policies.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of April 30, 2018 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2018, primarily as a result of the fact that, as of April 30, 2018, we had limited resources, including the absence of a financial staff with accounting and financial expertise.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our directors will serve until their successors are elected and qualified. Our officers are appointed by the board of directors to a term of one year and serve until their successor is duly appointed, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, directors and vice president is set forth below:

NAME	AGE	POSITION(S)

Harpreet Sangha	53	Chairman of the Board, Principal Financial Officer

Dr. Ravindranath Kancherla	63	Director

Dr. Pruthvinath Kancherla	34	Director

Dr. Ramesh Para	45	Chief Executive Officer, Director

Business Experience

Harpreet Sangha

Mr. Sangha has been a founder, CEO and board member of several public companies and brings 31 years of entrepreneurial, operational and capital market experience to Black Cactus Global, Inc. In 1986, he started his career as Investment Advisor and gained his affinity for raising capital for numerous startups and early stage public companies. Mr. Sangha departed this position in March 2006 to apply his unique ability of bringing capital to early stage projects and founded Douglas Lake Minerals. In the role of CEO, his leadership in Douglas Lake overcame rigorous operational challenges in the African environment and brought the value of the company to $240 million. He has also served as CEO, Secretary, and director of Sharprock Resources Inc. (OTCBB: SHRK) where he raised capital to explore a preproduction gold project in the Chukotka Region of Russia. He joined Rango Energy, Inc. in 2012 as Chairman of the Board and Chief Executive Officer. Mr. Sangha has established many valuable contacts and relationships with institutional clients worldwide.

Dr. Ravindranath Kancherla

On December 11, 2017, Dr. Ravindranath Kancherla was appointed Director of the Company.  Dr. Kancherla is a distinguished and internationally recognized Gastrointestinal Endosurgeon and a Fellow of both the Royal College of Surgeons of Edinburgh and Glasgow. Dr. Kancherla is the founder of Global Hospitals Group, India’s first multi-organ transplant center. Dr. Kancherla is currently its chairman and has served in that position since 2006.  Dr. Kancherla became a Fellow of the Royal College of Surgeons of Edinburgh in 1985 as well as the Royal College of Surgeons, Glasgow in 1985.  Dr. Kancherla received his Master of Science from Madras University in 1984 and was granted his Bachelor of Medicine / Bachelor of Surgery in 1980 from Sri Venkateswara Medical College, in Tirupati, AP, India.

Dr. Pruthvinath Kancherla

Dr. Pruthvinath Kancherla is the director of Global Hospitals Group, a multi super specialty tertiary care multi organ transplant facility having facilities in four major metro cities of India. Dr. Kancherla is a medical doctor who also has a Masters in Hospital Administration. Dr. Kancherla joined the Board of Global Hospitals as a full-time director in 2011 and has been closely involved in its growth. In 2015, Dr. Kancherla became a part-time director of Global Hospitals so that he might focus on fintech and cyber security areas. Dr. Kancherla has extensive investment experience at home and abroad. Dr. Kancherla’s hands on experience both in India and UK, more particularly in technology areas, is expected to bring immense value to the Company.

Dr. Ramesh Para

Dr. Ramesh Para has been a Director of Sysveda UK Limited since December 2011. As part of his duties, Dr. Para is responsible for the support of an in-house back office system, incident investigation and for defining functionalities for one of Sysveda’s client. He coordinates the offshore development team of 350 employees during development, planning user acceptance testing and system code review for the same client. Dr. Para has a track record of managing profitable companies of various sizes and looking after Information Technology for over 17 years and his expertise in IT management and development will assist the Company in its proposed operations. Dr. Para has a PhD in Management Information Systems, a Master’s in Business Administration and a Bachelor’s of Technology in Computer Science.

Family Relationships

Dr. Ravindranath Kancherla and Dr. Pruthvinath Kancherla are father and son.  There are no other family relationships between any of our directors or executive officers.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harpreet Sangha,	2018	0	0	0	0	0	0	0	0
CFO	2017	0	0	0	0	0	0	0	0
Dr. Ramesh Para,	2018	0	0	0	0	0	0	0	0
CEO	2017	0	0	0	0	0	0	0	0

We do not have employment agreements with any of our executive officers. We also do not have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans. However, we may adopt plans in the future.

Outstanding Equity Awards At Fiscal Year-end Table

At the end of our last completed fiscal year, our named executive officers did not have any outstanding unexercised options, stock that have not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not receive any compensation for their services as a director of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to Envoy to own more than 5% of the outstanding common stock as of August 10, 2018 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Harpreet Sangha (1)	23,200,000	13.92%
8275 S. Eastern Avenue #200
Las Vegas, NV 89123

Rich Team Consultants Ltd.	10,630,000	6.38%

All officers and directors as a group (4 persons)	23,200,000	13.92%
(1) Officer and/or director

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As at April 30, 2018, the Company was owed $327,541 from a significant shareholder. As of April 30, 2018, the Company was not indebted to the significant shareholder compared to April 30, 2017 when the Company owed the significant shareholder $1,872 for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

On June 22, 2017, the Company entered into a secured loan with a corporation with a significant shareholder for a loan up to CAD$450,000 for the purpose of purchasing digital currency mining hardware (“Mining Hardware”). The loan was non-interest bearing and due on August 31, 2017. The Mining Hardware purchased with the loaned funds was held as collateral until the loan amount had been fully repaid.  As at September 30, 2017, the Company had not made the required payment of the loan and the Lender took sole possession of the Mining Hardware.

During the year ended April 30, 2018, the Company incurred $228,000 in consulting fees from a former officer and a former director of the Company. As of April 30, 2018, the Company has included in accounts payable $228,000 due to these parties.  As of April 30, 2017, the Company did not owe these parties for consulting fees.

On April 27, 2018, the Company issued 12,500,000 each shares to its directors Dr. Pruthvinath Kancherla and Dr. Ravindranath Kancherla as well 12,500,000 to its CEO and director, Dr. Ramesh Para.  These shares were issued as consideration for a Memorandum of Understanding by and between the Company and Black Cactus Global Technologies Pvt. Limited, a company organized under the laws of India (“Black Cactus India”).  We also issued 12,500,000 to Sai Krishna Para, an unrelated third party, as part of the same transaction.  The proposed agreement calls for the Company to acquire a 29% interest in Black Cactus India in exchange for the share issuances described in the paragraph.  Once we receive approval of regulators in India, we anticipate entering into a formal Share Exchange Agreement with Black Cactus India.  The shares have been returned for cancellation in the event that regulatory approval is not received.

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and due on July 15, 2018. At April 30, 2018, the Company has received gross loan proceeds of $54,716. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the year ended April 30, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $3,918. At April 30, 2018, the net carrying value of the loan was $37,725.

At April 30, 2018, the Company was indebted for loans amounting to $500 (April 30, 2017 - $24,129). The amounts are unsecured, non-interest bearing and due on demand.

At April 30, 2018, the Company had repaid in full a loan of $8,676 (CAD$12,000.00)  which was outstanding as of April 30, 2017.

On September 15, 2017, the Company entered into a loan agreement with a principal balance of $500,000 with an unrelated third party.  The loan was subject to interest at 10% and due on April 30, 2018.  On April 30, 2018, the Company issued 10,630,000 shares of common stock with a fair value of $1,275,600 to settle the $500,000 of principal and $31,250 of interest owed under the loan agreement.  The Company recorded a loss on settlement of debt upon settlement of $744,350.

On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000 with an unrelated third party.  The loan bears interest at 10% and is due on February 13, 2019.

On April 23, 2018, the Company entered into a loan agreement for a principal balance of $15,000 with an unrelated third party.  The loan bears interest at 10% and is due on May 15, 2018.

On September 30, 2017, the Company borrowed $130,000 from an unrelated third party which was due April 30,2018.  This debt was in default as of April 30, 2018. Subsequent to our year end, the Company issued 2,600,000 shares of its common stock in settlement of $130,000 in principal and $6,500 in accrued interest.

On November 27, 2017, the Company sold its Note for $500,000 to Bellridge and issued Bellridge 2,793,296 shares of the Company’s common stock as a commitment fee.  The Company also issued Bellridge 7,894,737 warrants to purchase the underlying shares of common stock.  The warrants were to be issued six months after closing of the first Note or May 27, 2018 and have a term of four years.  The warrants are exerciseable at the lower of $0.10 per share or seventy percent (70%) of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days, subject to adjustments.  On December 20, 2017, Bellridge advanced an additional $300,000 to the Company and the Company issued its second Note for $300,000 on April 5, 2018. The first Note is due November 27, 2018 and  the second Note is due on December 20, 2018.  Both Notes accrue interest at five percent (5%) on an annual basis and may be converted into shares of the Company’s common stock at the lower of $0.10 per share or seventy percent (70%) of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days, subject to adjustments.

In April, 2018, we issued Bellridge three warrants for an aggregate 85 million shares of common stock with an exercise price of $0.10 for a period of four years.  We also issued a warrant to purchase 560,717 of our common stock at $0.10 per share for a period of four years to our financial advisor in connection with the Bellridge transactions.

As part of the Bellridge Agreements, we also executed Registration Rights Agreement, Intellectual Property Security Interest Agreement, Subsidiary Guaranty and a Security Interest Agreement in all the Company’s assets to Bellridge.

Director Independence

We have two independent directors. Because our Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Dr. Ravindranath Kancherla and Dr. Pruthvinath Kancherla are considered independent.  Mr. Sangha and Dr. Para s are not considered independent because they are officers and directors of the Company.

Item 14. Principal Accountant Fees and Services.

The following table shows what the auditor billed for the audit and other services for the years ended April 30, 2017 and 2018.

	Year Ended April 30, 2018	Year Ended April 30, 2017

Audit Fees	$60,725	$14,500
Audit-Related Fees	—	—
Tax Fees	3,750	1,750
All Other Fees	—	—
Total	$64,475	$16,250

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed with the Commission on May 23, 2013).
3.1(ii)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2014).
3.1(iii)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2017).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed with the Commission on May 23, 2013).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 filed with the Commission on May 23, 2013).
4.2	Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)
4.3	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)
4.4	Security Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)
4.5	Intellectual Property Security Agreement (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)
4.6	Subsidiary Guarantee Agreement (incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)
4.7

Form of Senior Secured Convertible Promissory Note issued to Bellridge Capital, L.P. in November 2017 (incorporated by reference to Exhibit 4.7 to the registrant’s Registration Statement on Form S-1 filed with the Commission on April 24, 2018)

4.8

Form of Financial Advisory Common Stock Purchase Warrant issued to Aegis Capital Corp. (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 filed with the Commission on April 24, 2018)

4.9

Form of Common Stock Purchase Warrants issued to Bellridge Capital, L.P. in April 2017 (incorporated by reference to Exhibit 4.9 to the registrant’s Registration Statement on Form S-1 filed with the Commission on April 24, 2018)

10.1

Definitive Acquisition Agreement dated June 18, 2017 by and among the registrant and the BitReturn shareholders (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).

10.2

Securities Purchase Agreement dated November 27, 2017 by and among the registrant and Black Cactus, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017).

10.3

Registration Rights Agreement dated November 27, 2017 by and among the Registrant and Black Cactus, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)

10.4

Amendment to Registration Rights Agreement, dated November 27, 2017 (Amendment dated April 13, 2018) (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 filed with the Commission on April 24, 2018)

10.5

Amendment to Securities Purchase Agreement, dated November 27, 2017 (Amendment dated April 5, 2018) (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 filed with the Commission on April 24, 2018)

10.6	Securities Purchase Agreement, dated April 5, 2018 (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 filed with the Commission on April 24, 2018)
10.7	Registration Rights Agreement, dated April 13, 2018 (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 filed with the Commission on April 24, 2018)
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance File **
101.SCH	XBRL Schema File **
101.CAL	XBRL Calculation File **
101.DEF	XBRL Definition File **
101.LAB	XBRL Label File **
101.PRE	XBRL Presentation File **

* filed herewith

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 relating to this 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Financial Officer	August 14, 2018
Harpreet Sangha

/s/ Dr. Ramesh Para	Chief Executive Officer	August 14, 2018
Dr. Ramesh Paragha

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Financial Officer	August 14, 2018
Harpreet Sangha	and Chairman of the Board of Directors

/s/ Dr. Ramesh Para	Chief Executive Officer, Director	August 14, 2018
Dr. Ramesh Para

/s/ Dr. Ravindranath Kancherla	Director	August 14, 2018
Dr. Ravindranath Kancherla

/s/ Dr. Pruthvinath Kancherla	Director	August 14, 2018
Dr. Pruthvinath Kancherla

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Black Cactus Global, Inc.

We have audited the accompanying balance sheets of Black Cactus Global, Inc. as of April 30, 2018 and 2017 and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Cactus Global, Inc. as of April 30, 2018 and 2017, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Manning Elliott LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

August 14, 2018

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

BALANCE SHEETS

(Expressed in U.S. Dollars)

	April 30,	April 30,
	2018	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$252	$3
Due from related parties (Note 7)	327,541	—
Prepaid expenses and other assets (Note 6)	164,020	—
TOTAL ASSETS	$491,813	$3

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$304,737	$37,151
Amount payable for BitReturn (Note 11)	350,000	—
Convertible debentures (Note 9)	44,791	—
Due to related parties (Note 7)	—	1,872
Loans payable (Note 8)	208,225	32,916
Total Current Liabilities	907,753	71,939

Loans payable (Note 8)	—	33,782
Total Liabilities	907,753	105,721

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 13)	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 166,673,296 and 113,473,296 shares issued and outstanding, respectively as at April 30, 2018; 83,000,000 shares issued and outstanding respectively as at April 30, 2017 (Note 13)	11,347	8,300
Common stock in treasury, $0.0001 par value; 53,200,000 and nil shares as of April 30, 2018 and April 30, 2017, respectively (Note 13)	1	—
Additional paid-in capital	5,343,588	74,559
Shares issuable (Note 16(b))	420,000	14,000
Accumulated deficit	(6,190,876)	(202,577)
Total Stockholders’ Deficit	(415,940)	(105,718)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$491,813	$3

Going Concern (Note 2)

Commitments (Note 12)

Subsequent Events (Note 16)

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	For the Year Ended April 30,
	2018	2017

OPERATING EXPENSES
Consulting (Note 12)	$2,290,710	$—
General and administrative	122,390	56,905
Investor relations	105,667	—
Product development and website costs (Note 11)	2,349,566	—
Professional fees	237,597	25,069

TOTAL OPERATING EXPENSES	$(5,105,930)	$(81,974)

Accretion of discounts on convertible debentures (Note 9)	(44,791)	—
Loss on settlement of debt (Note 8(d))	(744,350)	—
Interest expense	(43,228)	—
Write-off on loan advanced	(50,000)	—

NET LOSS AND COMPREHENSIVE LOSS	$(5,988,299)	$(81,974)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	124,267,460	80,789,041

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

							Additional		Total
	Preferred Stock		Common Stock		Treasury	Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Issuable	Capital	Deficit	Deficit

Balance - April 30, 2016	—	$—	80,000,000	$8,000	$—	$—	$38,500	$(120,603)	$(74,103)

Discount on loan payable	—	—	—	—	—	—	6,359	—	6,359

Issuance of common stock	—	—	3,000,000	300	—	—	29,700	—	30,000

Share subscriptions received	—	—	—	—	—	14,000	—	—	14,000

Comprehensive loss for the year	—	—	—	—	—	—	—	(81,974)	(81,974)

Balance - April 30, 2017	—	$—	83,000,000	$8,300	$—	$14,000	$74,559	$(202,577)	$(105,718)

Discount on loan payable	—	—	—	—	—	—	477	—	477

Issuance of common stock for cash	—	—	1,400,000	140	—	(14,000)	13,860	—	—

Issuance of common stock for services	—	—	5,650,000	565	—	—	1,376,434	—	1,376,999

Issuance of common stock for domain name (Note 11)	—	—	10,000,000	1,000	—	—	1,899,000	—	1,900,000

Issuance of common stock as part of convertible debt financing (Note 9)	—	—	2,793,296	279	—	—	100,553	—	100,832

Issuance of common stock to settle loans payable (Note 8(d))	—	—	10,630,000	1,063	—	—	1,274,537	—	1,275,600

Beneficial conversion features and warrants associated with convertible debt (Note 9)	—	—	—	—	—	—	604,168	—	604,168

Shares issuable for services (Note 16(b))	—	—	—	—	—	420,000	—	—	420,000

Issuance of common stock for executive license agreement (Note 10)	—	—	60,000,000	6,000	—	—	6,594,000	—	6,600,000

Cancellation of common stock for executive license agreement (Note 10)	—	—	(60,000,000)	(6,000)	—	—	(6,594,000)	—	(6,600,000)

Treasury stock	—	—	53,200,000	—	1	—	—	—	1

Comprehensive loss for the year	—	—	—	—	—	—	—	(5,988,299)	(5,988,299)

Balance - April 30, 2018	—	$—	166,673,296	$11,347	$1	$420,000	$5,343,589	$(6,190,876)	$(415,940)

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	For the Years Ended April 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,988,299)	$(81,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of loan discounts	3,918	2,067
Accretion of convertible debt discount	44,791	—
Issuance of common stock for BitReturn (Note 11)	1,900,000	—
Issuance of common shares for services	1,297,333	—
Shares issuable for services (Note 16(b))	420,000	—
Loss on settlement of debt (Note 8(d))	744,350	—

Changes in operating assets and liabilities:
Prepaid expenses	(84,353)	—
Accounts payable and accrued liabilities	298,836	(1,159)

Net Cash Used in Operating Activities	(1,363,424)	(81,066)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party, net of repayments	(329,413)	(21,364)
Proceeds from issuance of common stock	—	30,000
Proceeds from issuance of convertible debt, net of debt financing costs	705,000	—
Proceeds from loans payable, net	637,526	60,654
Amount payable for BitReturn	350,000	—
Share subscriptions received	—	14,000

Net Cash Provided by Financing Activities	1,363,113	83,290

Net effect of exchange rate changes on cash	560	(2,221)

Net Increase in Cash and Cash Equivalents	249	3

Cash and Cash Equivalents, Beginning of Year	3	—

Cash and Cash Equivalents, End of Year	$252	$3

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

1. NATURE OF BUSINESS

Black Cactus Global, Inc. (formerly Envoy Group Corp.) (the “Company”), was incorporated in the State of Florida on April 8, 2013. The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. The Company’s plan is to develop a technology business in digital currency mining. On December 4, 2017, the Company changed its name to “Black Cactus Global, Inc.”.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at April 30, 2018, the Company has a working capital deficiency of $415,940 and an accumulated deficit of $6,190,876. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial instruments consist principally of cash and cash equivalents, accounts payable, amounts payable for BitReturn, due to related parties, loans payable and convertible debentures. The fair value of cash and cash equivalents when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Derivative liabilities are determined based on “Level 2” inputs, which are significant and observable. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2018 and April 30, 2017:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	April 30,	April 30,
	(Level 1)	(Level 2)	(Level 3)	2018	2017
Assets:
Cash and cash equivalents	$ 252	$ —	$ —	$ 252	$ 3

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of April 30, 2018, the Company had 110,641,291 (2017 – 0) dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09’’). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition -Construction-Type and Production-Type Contracts”. ASU 2014-09 requires the disclosure of sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company will also be required to disclose information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Early adoption is not allowed. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on its financial statements.

4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at April 30, 2018, the Company has a cash balance of $252 and current liabilities of $907,753. The Company’s accounts payable and accrued liabilities have contractual maturities of less than 60 days and are subject to normal trade terms. The Company requires additional financing to meet its current obligations. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

5. EQUIPMENT

On June 22, 2017, the Company purchased computer equipment totaling $364,590. The equipment was pledged as security on a loan (See Note 7(b)). Pursuant to the terms of the loan, should the loan remain unpaid past September 30, 2017, the lender would take sole possession of the equipment. The Company did not make the required payment and the equipment was returned to the lender.  As at April 30, 2018, the Company had no equipment.

6. PREPAID EXPENSES AND OTHER ASSETS

The Company’s prepaid expenses and other assets consists of deposits, retainers and advance payments for various services including investor relations, legal, marketing and other costs.

7. RELATED PARTY TRANSACTIONS AND BALANCES

(a)

As at April 30, 2018, the Company was owed $327,541 from a significant shareholder of the Company. As at April 30, 2018 the Company was indebted to the significant shareholder $nil (2017 - $1,872) for advances of working capital and expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

(b)

On June 22, 2017, the Company entered into a secured loan with a corporation with a significant shareholder for a loan up to CAD$450,000 for the purpose of purchasing digital currency mining hardware (“Mining Hardware”). The loan was non-interest bearing and due on August 31, 2017. The Mining Hardware purchased with the loaned funds was held as collateral until the loan amount had been fully repaid. As at September 30, 2017, the Company had not made the required payment of the loan and the Lender took sole possession of the Mining Hardware (refer to Note 5).

(c)

During the year ended April 30, 2018, the Company incurred $228,000 (2017- $nil) in consulting fees from a former officer and a former director of the Company. As at April 30, 2018, the Company has included in accounts payable $89,800 (2017 - $nil) due to these parties.

8. LOANS PAYABLE

The balance presented for loans payable consist of the following amounts:

(a)

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and due on July 15, 2018. As at April 30, 2018, the Company has received gross loan proceeds of $54,716. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the year ended April 30, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $3,918. At April 30, 2018, the net carrying value of the loan was $37,725.

(b)	As at April 30, 2018, the Company was indebted for loans amounting to $500 (April 30, 2017 - $24,129). The amounts are unsecured, non-interest bearing and due on demand.

(c)	As at April 30, 2018, the Company was indebted for loans in the amount of $nil (April 30, 2017 - $8,786 (CAD $12,000)). The amount is unsecured, non-interest bearing and due on demand.

(d)

On September 15, 2017, the Company entered into a loan agreement for a principal balance of $500,000.  The loan was subject to interest at 10% and due on April 30, 2018.  On April 30, 2018, the Company issued 10,630,000 shares of common stock with a fair value of $1,275,600 to settle the $500,000 of principal and $31,250 of interest owed under the loan agreement.  The Company recorded a loss on settlement of debt upon settlement of $744,350.

(e)

On September 30, 2017, the Company entered into a loan agreement for a principal balance of $130,000.  The loan was subject to interest at 10% and due on April 30, 2018. Subsequent to year end, the Company issued 2,600,000 shares of common stock to settle the $130,000 of principal and $6,500 of interest owed under the loan agreement.

(f)	On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000. The loan bears interest at 10% and is due on February 13, 2019.

(g)	On April 23, 2018, the Company entered into a loan agreement for a principal balance of $15,000. The loan bears interest at 10% and is due on May 15, 2018.

9. CONVERTIBLE DEBENTURES

On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (“SPA”) with Bellridge Capital L.P. (“Bellridge”), pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $526,316 (“Note”) for an aggregate purchase price of $500,000, net of a $26,316 original issue discount (“OID”) and $10,000 of legal fees. The Company also incurred additional debt issuance costs of $50,000.  The total debt issue costs of $86,316 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. In addition, the Company issued 7,894,737 warrants to Bellridge with a term of six months at an exercise price equal to the lesser of (i) $0.10 per share and (ii) 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days. The Company also agreed to issue 2,793,296 shares to Bellridge in connection with the loan.  The interest on the outstanding principal due under the Note accrues at a rate of 5% per annum. All principal and accrued interest under the Note is due on November 27, 2018 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at April 30, 2018, the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

The relative fair values of the convertible note, the warrants and the shares were $140,733, $284,751 and $100,832, respectively.  The effective conversion price was then determined to be $0.063. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the shares issuable of $100,832 and an equivalent discount that reduced the carrying value of the convertible debt to $425,484.  The Company then recognized the relative fair value of the warrants of $284,751 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $140,733. The beneficial conversion feature of $54,417, the OID of $26,316 and debt financing costs of $60,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the year ended April 30, 2018, the Company recorded accretion of discount of $36,010 increasing the carrying value of the loan to $36,010. As at April 30, 2018, the Company has recorded accrued interest of $6,417 (2017 - $nil).

On April 2, 2018, April 5, 2018 and April 13, 2018, the Company amended (the “Amendments”) the November 27, 2017 Securities Purchase Agreement.  Pursuant to the Amendments the Company issued Bellridge warrants to purchase 85,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company also issued a senior secured convertible promissory note in the aggregate principal amount of $315,790 (“Note”) for an aggregate purchase price of $295,000, net of a $15,790 original issue discount (“OID”)and $5,000 of legal fees. The Company also incurred additional debt issuance costs of $30,000 and issued a warrant to purchase 560,717 shares of the Company’s common stock at an exercise price of $0.10 per share.  The total debt issue costs of $50,672 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. The interest on the outstanding principal due under the Note accrues at a rate of 5% per annum. All principal and accrued interest under the Note is due on December 20, 2018 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

The relative fair values of the convertible note, the warrants and the shares were $6,208, $118 and $258,674, respectively.  The effective conversion price was then determined to be $0.001. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the warrants of $258,792, as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $56,998. The beneficial conversion feature of $6,208, the OID of $15,790 and debt financing costs of $35,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the year ended April 30, 2018, the Company recorded accretion of discount of $8,781 increasing the carrying value of the loan to $8,781. As at April 30, 2018, the Company has recorded accrued interest of $1,524 (2017 - $nil).

As part of the SPA, Bellridge is loaning the Company a minimum of $500,000 to a maximum of $1,500,000.00 (“Loan”). The first two tranches were the $800,000 in form of the Notes above. The next tranche of $200,000 will be funded in 5 days after the Company receives its first comments concerning the registration statement to be filed and the final tranche of $500,000 will be funded upon the effectiveness of the registration statement that we will file covering the shares of our common stock issuable upon conversion of the notes.

As part of the Bellridge Agreements, the Company also executed Registration Rights Agreement, Intellectual Property Security Interest Agreement, Subsidiary Guaranty and a Security Interest Agreement in all the Company’s assets to Bellridge.

10. LICENSE

On November 6, 2017 the Company issued 60,000,000 shares of common stock pursuant to the terms of an Exclusive Software License Agreement (the “Agreement”) with Black Cactus Holdings, LLC (“Black Cactus LLC”) to acquire an exclusive software license for the Black Cactus blockchain development software platform and related intellectual property (the “Software”) and the Agreement includes a service contract with the CEO of Black Cactus LLC to join the Company as a director and officer. The Company did not receive the use of the Software platform and accordingly no asset has been recognized. Consulting costs of $228,000 incurred in connection with the Agreement have been recorded in expenses (see Note 7(c)). On April 25, 2018, the Company and Black Cactus LLC agreed to terminate the Agreement and the 60,000,000 shares of common stock issued pursuant to the agreement were returned to the Company for cancellation.

11. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represents the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which have been recognized as and included in product development and website costs. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, and as at April 30, 2018, $350,000 is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs do not meet the criteria for capitalization, and therefore have been treated as an operating expense.

12. COMMITMENTS

(a)

On July 1, 2017, the Company entered into a Strategic Management and Advisory Agreement for consulting services and investor relations services to be provided over a period of twelve months commencing July 1, 2017. In consideration, the Company will pay a total monthly fee of $3,000 cash and issue a total of 1,000,000 shares of common stock. On July 26, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $260,000, which has been recorded as a prepaid expense and will be amortized over the term of the agreement (Refer to Note 13). During the year ended April 30, 2018, the Company recognized $216,666 of consulting expense.

(b)

On November 8, 2017, the Company entered into a Financial Advisor Agreement with an unrelated third party for consulting services and investor relations services to be provided over a period of three months commencing November 8, 2017. In consideration, the Company will pay an initial fee of $20,000 cash. In addition, if the Company closes any transactions made with any introduction made by the unrelated third party, the Company shall pay an industry-standard cash fee of 10% on all equity or equity-linked capital invested, which will be recorded as debt financing costs. On November 27, 2017, entered into and closed on a Securities Purchase Agreement (refer to Note 9) whereby the introduction was made by the unrelated third party. During the year ended April 30, 2018, the Company recognized $100,000 of debt financing costs (refer to Note 9) and issued 560,717 warrants exercisable at $0.10 pursuant to the agreement.

(c)

On December 19, 2017, the Company entered into a Business Development Consultant Agreement for consulting services to be provided over a period of twelve months commencing December 19, 2017. In consideration, the Company will pay a total monthly fee of GBP10,000 cash and issue a total of 2,000,000 shares of common stock. During the year ended April 30, 2018, the Company issued 2,000,000 shares of common stock with a fair value of $660,000 recognized as consulting expense. On April 26, 2018, the Company and the consultant entered into a Termination Agreement pursuant to which the agreement was terminated.  Pursuant to the Termination Agreement, no further consideration is due and the consultant will retain the 2,000,000 shares of common stock.

(d)

On January 4, 2018, the Company entered into an Equity Research Service Agreement for investor relations services to be provided over a period of twelve months commencing January 4, 2018. In consideration, the Company will issue a total of 150,000 shares of common stock. On January 16, 2018, the Company issued 150,000 shares of common stock with a fair value of $57,000, which has been recorded as a prepaid expense and will be amortized over the term of the agreement. During the year ended April 30, 2018, the Company recognized $19,000 of consulting expense.

(e)

On February 14, 2018, the Company entered into an Employment Agreement with a term of three years. Pursuant to the Employment Agreement, the Company agreed to issue 8,000,000 shares and pay the employee GBP250,000 in exchange for services.  Subsequent to April 30, 2018, the Company and the employee entered into a Settlement and General Release Agreement pursuant to which, the Company would issue the employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement. The fair value of the shares on the date of settlement of $420,000 was accrued at April 30, 2018 as shares issuable.

13. STOCKHOLDERS’ DEFICIT

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

On June 27, 2017, the Company issued 10,000,000 shares of common stock with a fair value of $1,900,000 for BitReturn pursuant to a Definitive Acquisition Agreement (refer to Note 11).

On July 1, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $260,000 for investor relations services pursuant to a Strategic Management and Advisory Agreement (refer to Note 12).

On July 26, 2017, the Company issued 2,500,000 shares of common stock with a fair value of $400,000 as signing bonuses pursuant to service agreements and the $400,000 fair value was expensed and included in consulting fees.

On November 6, 2017, the Company issued 60,000,000 shares of common stock with a fair value of $6,600,000 for a license fee pursuant to the Exclusive Software License Agreement.  On April 27, 2018, the agreement was terminated and the 60,000,000 shares were cancelled (refer to Note 10).

On January 16, 2018, the Company issued 3,200,000 shares of common stock pursuant to the Share Purchase Agreement with an unrelated third party. Under the terms of the Agreement, the Company will purchase all the issued ordinary shares of the unrelated third party from its shareholders, thereby acquiring all the intellectual property, research and development, contracts, accounts receivable and licenses owned by the unrelated third party. In exchange, the Company will issue 3,200,000 shares of its common stock to the unrelated third party’s shareholders. The Agreement will not close and the acquisition will not be complete until the Company receives the source code and software to the unrelated third party’s intellectual property for all of the unrelated third party’s programs, platforms and products and these assets have been independently verified. Additionally, if the shares issued to the unrelated third party shareholders do not have an aggregate value of $2,000,000 by January 15, 2019, the unrelated third party shareholders are entitled to have additional shares issued to them so that they hold shares equal to $2,000,000 as of that date. As the Company has not received the source code and software relating to the intellectual property, the Agreement was terminated, and the 3,200,000 common shares were cancelled subsequent to April 30, 2018.

On January 16, 2018, the Company issued 150,000 shares of common stock with a fair value of $57,000 for investor relations services pursuant to an Equity Research Services Agreement (refer to Note 12(d)).

On February 5, 2018, the Company issued 2,000,000 shares of common stock with a fair value of $660,000 for consulting services pursuant to a Business Development Agreement (refer to Note 12(c)).

On April 20, 2018, the Company issued 2,793,296 shares of common stock with a fair value of $100,832 as financing fees pursuant to the Securities Purchase Agreement described in Note 9.

On April 30, 2018, the Company issued 10,630,000 shares of common stock to settle the $500,000 of principal and $31,250 of interest owed under the loan agreement described in Note 8(d).

As at April 30, 2018, 53,200,000 shares of common stock are held in treasury.

As at April 30, 2018, there are 166,673,296 shares of common stock issued and 113,473,296 shares of common stock outstanding.

PREFERRED STOCK - SERIES A

As at April 30, 2018, there are no issued and outstanding Series A Preferred Stock.

14. SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, April 30, 2017	—	$ —
Issued	93,455,454	$ 0.10
Balance, April 30, 2018	93,455,454	$ 0.10

As at April 30, 2018, the following share purchase warrants were outstanding:

Expiry date	Number of warrants	Exercise price

May 27, 2022	7,894,737	$ 0.049	*
March 29, 2023	560,717	$ 0.10
April 5, 2023	85,000,000	$ 0.10
	93,455,454

__________

* The lower of $0.10 and 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days.

15. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	April 30, 2018	April 30, 2017

Net loss	$5,988,299	$81,974
Income tax rate	21%	21%
Expected income tax benefit	(1,257,543)	(17,215)
Accretion	9,406	—
Loss on settlement of debt	156,314	—
Write-off loan advanced	10,500	—
Valuation allowance change	1,081,323	17,215
Provision for income taxes	$—	$—

The significant components of deferred income tax assets at April 30, 2017 and 2016, are as follows:

	April 30, 2018	April 30, 2017

Net operating loss carryforward	$1,123,864	$42,541
Valuation allowance	(1,123,864)	(42,541)
Net deferred income tax asset	$—	$—

The Company has net operating loss carry forwards of approximately $5,351,735 available to offset taxable income in future years which expires beginning in fiscal 2033. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

16. SUBSEQUENT EVENTS

(a)	On May 23, 2018, the Share Purchase Agreement described in Note 13 was terminated and 3,200,000 common shares included in treasury stock were cancelled.

(b)

On July 9, 2018, the Company entered into a Settlement and General Release Agreement pursuant to which, the Company would issue an employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement described in Note 12(e).

(c)

On May 24, 2018, the Company entered into an Exchange Agreement pursuant to which, the Company would issue 2,600,000 shares of common to settle the loan payable of $130,000 plus interest of $6,500 as described in Note 8(e).