Form 10-K/A
period 2018-04-30
BLACK CACTUS GLOBAL, INC.
filed 2018-08-16
CIK 1575345

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Company’s original Annual Report on Form 10-K for the year ended April 30, 2018 and filed on August 15, 2018 (the “original Form 10-K”) is filed to submit a corrected Report of Independent Registered Public Accounting Firm (the “Audit Report”), which is included with the Company’s financial statements on page F-1. The original Form 10-K inadvertently included a version the Audit Report which was incorrect.

Other than the aforementioned Audit Report, there were no other changes from the original Form 10-K filed on August 15, 2018.

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

* filed herewith

** XBRL Interactive Data files previously submitted with the original Form 10-K filed on August 15, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Financial Officer	August 15, 2018
Harpreet Sangha

/s/ Dr. Ramesh Para	Chief Executive Officer	August 15, 2018
Dr. Ramesh Paragha

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Harpreet Sangha	Chief Financial Officer	August 15, 2018
Harpreet Sangha	and Chairman of the Board of Directors

/s/ Dr. Ramesh Para	Chief Executive Officer, Director	August 15, 2018
Dr. Ramesh Para

/s/ Dr. Ravindranath Kancherla	Director	August 15, 2018
Dr. Ravindranath Kancherla

/s/ Dr. Pruthvinath Kancherla	Director	August 15, 2018
Dr. Pruthvinath Kancherla

BLACK CACTUS GLOBAL, INC.

(Formerly Envoy Group Corp.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Black Cactus Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying financial statements of Black Cactus Global, Inc. (the “Company”), which comprise the balance sheets as at April 30, 2018 and 2017, and the statements of comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes, including a summary of significant accounting policies and other explanatory information (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph - Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Manning Elliott LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

August 14, 2018

We have served as the Company’s auditor since 2015.

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