Form 10-Q
period 2018-07-31
BLACK CACTUS GLOBAL, INC.
filed 2018-10-16
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2018

or

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

Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had a total of 166,073,296 shares of common stock issued and 116,073,296 shares of common stock outstanding at October 9, 2018.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this quarterly report on Form 10-Q, the terms “Black Cactus”, “Company”, “we”, “our”, and “us” refer to Black Cactus Global, Inc.

BLACK CACTUS GLOBAL, INC.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	July 31,	April 30,
	2018	2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,751	$252
Due from related parties (Note 7)	169,729	327,541
Prepaid expenses and other assets (Note 6)	74,583	164,020
TOTAL ASSETS	$286,063	$491,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$312,139	$304,737
Amount payable for BitReturn (Note 10)	350,000	350,000
Convertible debentures (Note 9)	189,968	44,791
Loans payable (Note 8)	64,076	208,225
Total Liabilities	916,183	907,753

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 12)	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 166,073,296 and 166,673,296 shares issued and 116,073,296 and 113,473,296 shares outstanding as of July 31, 2018 and April 30, 2018, respectively (Note 12)	11,607	11,347
Common stock in treasury, $0.0001 par value; 50,000,000 and 53,200,000 shares as of July 31, 2018 and April 30, 2017, respectively (Note 12)	1	1
Shares issuable	420,000	420,000
Additional paid-in capital	5,826,236	5,343,588
Accumulated deficit	(6,887,964)	(6,190,876)
Total Stockholders’ Deficit	(630,120)	(415,940)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$286,063	$491,813

Going Concern (Note 2)

Commitments (Note 11)

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended July 31,
	2018	2017

OPERATING EXPENSES
Consulting (Note 11)	$106,733	$424,997
General and administrative	123,448	12,369
Investor relations	26,750	—
Professional fees	106,470	27,394
Product development and website costs (Note 10)	—	2,255,187

TOTAL OPERATING EXPENSES	$(363,401)	$(2,719,947)

Accretion of discounts on convertible debentures (Note 9)	(110,085)	—
Loss on settlement of debt (Note 8)	(201,500)	—
Interest expense	(22,102)	—

NET LOSS AND COMPREHENSIVE LOSS	$(697,088)	$(2,719,947)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	115,395,035	88,502,070

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended July 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(697,088)	$(2,719,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of loan discounts	851	1,021
Accretion of convertible debt discount	110,085	—
Issuance of common stock for BitReturn (Note 10)	—	1,900,000
Issuance of common shares for services	—	420,833
Loss on settlement of debt	201,500	—

Changes in operating assets and liabilities:
Prepaid expenses	89,437	(1,809)
Accounts payable and accrued liabilities	13,902	14,529
Amount payable for BitReturn	—	350,000

Net Cash Used in Operating Activities	(281,313)	(35,373)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment (Note 5)	—	(364,590)

Net Cash Used in Investing Activities	—	(364,590)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party, net of repayments	157,289	27,847
Proceeds from issuance of convertible debt, net of debt financing costs	180,000	—
Proceeds from (repayments of) loans payable	(15,000)	15,236
Proceeds from loan payable to related party	—	360,935

Net Cash Provided by Financing Activities	322,289	404,018

Net Increase in Cash and Cash Equivalents	40,976	4,055

Net effect of exchange rate changes on cash	523	1,500

Cash and Cash Equivalents, Beginning of Period	252	3

Cash and Cash Equivalents, End of Period	$41,751	$5,558

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenue or operations, and only incurred losses since inception. As at July 31, 2018, the Company has a working capital deficiency of $630,120 and an accumulated deficit of $6,887,964. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year-end is April 30.

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP to complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2018, and the results of its operations and cash flows for the three months ended July 31, 2018. The results of operations for the period ended July 31, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2018 and April 30, 2018:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	July 31,	April 30,
	(Level 1)	(Level 2)	(Level 3)	2018	2018
Assets:
Cash and cash equivalents	$ 41,751	$ —	$ —	$ 41,751	$ 252

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

4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at July 31, 2018, the Company has a cash balance of $41,751 and current liabilities of $916,183. The Company’s accounts payable and accrued liabilities have contractual maturities of less than 60 days and are subject to normal trade terms. The Company requires additional financing to meet its current obligations. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

5. EQUIPMENT

On June 22, 2017, the Company purchased computer equipment totaling $364,590. The equipment was pledged as security on a loan (See Note 7(b)). Pursuant to the terms of the loan, should the loan remain unpaid past September 30, 2017, the lender would take sole possession of the equipment. The Company did not make the required payment and the equipment was returned to the lender.  As at July 31, 2018, the Company had no equipment.

6. PREPAID EXPENSES AND OTHER ASSETS

The Company’s prepaid expenses and other assets consists of deposits, retainers and advance payments for various services including investor relations, legal, marketing and other costs.

7. RELATED PARTY TRANSACTIONS AND BALANCES

(a)	As at July 31, 2018, the Company was owed $169,729 (April 30, 2018 - $327,541) from the majority shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.

(b)

On June 22, 2017, the Company entered into a secured loan with a corporation with a significant shareholder for a loan up to CAD$450,000 for the purpose of purchasing digital currency mining hardware (“Mining Hardware”). The loan was non-interest bearing and due on August 31, 2017. The Mining Hardware purchased with the loaned funds was held as collateral until the loan amount was fully repaid. Furthermore, revenue produced by the Mining Hardware purchased with the loaned funds was to be paid to the Lender until the loaned funds were repaid in full. Should the loan remain unpaid past September 30, 2017, the Lender would take sole possession of the Mining Hardware, in lieu of the loan. As at September 30, 2017, the Company had not made the required payment of the loan and the Lender took sole possession of the Mining Hardware (refer to Note 5).

8. LOANS PAYABLE

The balance presented for loans payable consist of the following amounts:

(a)

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and due on July 15, 2018. As at July 31, 2018, the Company has received gross loan proceeds of $54,176. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the year ended April 30, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $3,918. During the three months ended July 31, 2018, the Company repaid $nil of principal and recognized accretion of the discount of $851. At July 31, 2018, the net carrying value of the loan was $38,576.

(b)	As at July 31, 2018, the Company was indebted for loans amounting to $500 (April 30, 2018 - $500). The amounts are unsecured, non-interest bearing and due on demand.

(c)

On September 30, 2017, the Company entered into a loan agreement for a principal balance of $130,000. The loan was subject to interest at 10% and due on April 30, 2018. On May 24, 2018, the Company issued 2,600,000 shares of common stock to settle the $130,000 of principal and $6,500 of interest owing under the loan agreement (refer to Note 12). The fair value of the shares issued was determined to be $338,000, and as a result, the Company recorded a loss on settlement of debt of $201,500 during the three months ended July 31, 2018.

(d)	On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000. The loan bears interest at 10% and is due on February 13, 2019.

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

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at July 31, 2018, the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

The relative fair values of the convertible note, the warrants and the shares were $140,733, $284,751 and $100,832, respectively.  The effective conversion price was then determined to be $0.063. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the shares issuable of $100,832 and an equivalent discount that reduced the carrying value of the convertible debt to $425,484.  The Company then recognized the relative fair value of the warrants of $284,751 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $140,733. The beneficial conversion feature of $54,417, the OID of $26,316 and debt financing costs of $60,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the three months ended July 31, 2018, the Company recorded accretion of discount of $72,999 (July 31, 2017 - $nil) increasing the carrying value of the loan to $109,009. As at July 31, 2018, the Company has recorded accrued interest of $17,087 (April 30, 2018 - $10,454).

On April 2, 2018, April 5, 2018 and April 13, 2018, the Company amended (the “Amendments”) the November 27, 2017 Securities Purchase Agreement.  Pursuant to the Amendments the Company issued Bellridge warrants to purchase 85,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company also issued a senior secured convertible promissory note in the aggregate principal amount of $315,790 (“Note”) for an aggregate purchase price of $295,000, net of a $15,790 original issue discount and $5,000 of legal fees. The Company also incurred additional debt issuance costs of $30,000 and issued a warrant to purchase 560,717 shares of the Company’s common stock at an exercise price of $0.10 per share.  The total debt issue costs of $50,672 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. The interest on the outstanding principal due under the Note accrues at a rate of 5% per annum. All principal and accrued interest under the Note is due on December 20, 2018 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

The relative fair values of the convertible note, the warrants and the shares were $6,208, $118 and $258,674, respectively.  The effective conversion price was then determined to be $0.001. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the warrants of $258,792, as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $56,998. The beneficial conversion feature of $6,208, the OID of $15,790 and debt financing costs of $35,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the three months ended July 31, 2018, the Company recorded accretion of discount of $24,440 increasing the carrying value of the loan to $33,221. As at July 31, 2018, the Company has recorded accrued interest of $7,133 (April 30, 2018 - $1,524).

On June 1, 2018, the Company issued a senior secured convertible promissory note in the aggregate principal amount of $210,527 (“Note”) for an aggregate purchase price of $200,000, net of a $10,527 original issue discount. The Company also incurred additional debt issuance costs of $20,000.  The total debt issue costs of $30,527 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. The interest on the outstanding principal due under the Note accrues at a rate of 5% per annum. All principal and accrued interest under the Note is due on June 1, 2019 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $144,908 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $65,619. The OID of $10,570 and debt financing costs of $20,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $35,092. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the three months ended July 31, 2018, the Company recorded accretion of discount of $12,646 increasing the carrying value of the loan to $47,738. As at July 31, 2018, the Company has recorded accrued interest of $1,754 (April 30, 2018 - $nil).

As part of the SPA, Bellridge is loaning the Company a minimum of $500,000 to a maximum of $1,500,000 (“Loan”). The first three tranches were the $1,000,000 in the form of the Notes above. The next and final tranche of $500,000 will be funded upon the effectiveness of the registration statement that the Company expects to file covering the shares of common stock issuable upon conversion of the Notes.

As part of the Bellridge Agreements, the Company also executed Registration Rights Agreement, Intellectual Property Security Interest Agreement, Subsidiary Guaranty and a Security Interest Agreement in all the Company’s assets to Bellridge.

10. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represents the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which have been recognized as and included in product development and website costs. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, and as at July 31, 2018, $350,000 (April 30, 2018 - $350,000) is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs do not meet the criteria for capitalization, and therefore have been treated as an operating expense.

11. COMMITMENTS

(a)

On July 1, 2017, the Company entered into a Strategic Management and Advisory Agreement for consulting services and investor relations services to be provided over a period of twelve months commencing July 1, 2017. In consideration, the Company will pay a total monthly fee of $3,000 cash and issue a total of 1,000,000 shares of common stock. On July 26, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $260,000, which has been recorded as a prepaid expense and will be amortized over the term of the agreement. During the three months ended July 31, 2018, the Company recognized $43,333 (July 31, 2017 - $20,833) of consulting expense.

(b)

On November 8, 2017, the Company entered into a Financial Advisor Agreement with an unrelated third party for consulting services and investor relations services to be provided over a period of three months commencing November 8, 2017. In consideration, the Company will pay an initial fee of $20,000 cash. In addition, if the Company closes any transactions made with any introduction made by the unrelated third party, the Company shall pay an industry-standard cash fee of 10% on all equity or equity-linked capital invested, which will be recorded as debt financing costs. On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (refer to Note 9) whereby the introduction was made by the unrelated third party. During the year ended April 30, 2018, the Company recognized $100,000 of debt financing costs (refer to Note 9) and issued 560,717 warrants exercisable at $0.10 pursuant to the agreement. During the three months ended July 31, 2018, the Company recognized $20,000 of debt financing costs (refer to Note 9).

(c)

On January 4, 2018, the Company entered into an Equity Research Service Agreement for investor relations services to be provided over a period of twelve months commencing January 4, 2018. In consideration, on January 16, 2018, the Company issued 150,000 shares of common stock with a fair value of $57,000, which has been recorded as a prepaid expense and will be amortized over the term of the agreement. During the three months ended July 31, 2018, the Company recognized $14,250 of consulting expense.

(d)

On February 14, 2018, the Company entered into an Employment Agreement with a term of three years. Pursuant to the Employment Agreement, the Company agreed to issue 8,000,000 shares and pay the employee GBP250,000 in exchange for services.  On July 9, 2018, the Company and the employee entered into a Settlement and General Release Agreement pursuant to which, the Company would issue the employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement (refer to Note 12).

12. STOCKHOLDERS’ DEFICIT

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

On June 27, 2017, the Company issued 10,000,000 shares of common stock with a fair value of $1,900,000 for BitReturn pursuant to a Definitive Acquisition Agreement (refer to Note 10).

On July 1, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $260,000 for investor relations services pursuant to a Strategic Management and Advisory Agreement (refer to Note 11).

On July 26, 2017, the Company issued 2,500,000 shares of common stock with a fair value of $400,000 as signing bonuses pursuant to service agreements and the $400,000 fair value was expensed and included in consulting fees.

On January 16, 2018, the Company issued 3,200,000 shares of common stock pursuant to the Share Purchase Agreement with an unrelated third party. Under the terms of the Agreement, the Company will purchase all the issued ordinary shares of the unrelated third party from its shareholders, thereby acquiring all the intellectual property, research and development, contracts, accounts receivable and licenses owned by the unrelated third party. In exchange, the Company will issue 3,200,000 shares of its common stock to the unrelated third party’s shareholders. The Agreement will not close and the acquisition will not be complete until the Company receives the source code and software to the unrelated third party’s intellectual property for all of the unrelated third party’s programs, platforms and products and these assets have been independently verified. Additionally, if the shares issued to the unrelated third party shareholders do not have an aggregate value of $2,000,000 by January 15, 2019, the unrelated third party shareholders are entitled to have additional shares issued to them so that they hold shares equal to $2,000,000 as of that date. As the Company has not received the source code and software relating to the intellectual property, the Agreement was terminated, and the 3,200,000 common shares were cancelled on May 23, 2018.

On May 24, 2018, the Company issued 2,600,000 shares of common stock to settle the $130,000 of principal and $6,500 owed under the loan agreement described in Note 8(c).

On July 9, 2018, the Company entered into a Settlement and General Release Agreement pursuant to which the Company would issue an employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement described in Note 11(d). The fair value of the shares on the date of settlement of $420,000 was accrued at July 31, 2018 as shares issuable.

As at July 31, 2018, 50,000,000 shares of common stock are held in treasury.

As at July 31, 2018, there are 166,073,296 shares of common stock issued and 116,073,296 shares of common stock outstanding.

PREFERRED STOCK - SERIES A

As at July 31, 2018, there are no issued and outstanding Series A Preferred Stock.

13. SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2018	93,455,454	$ 0.10
Issued	—	—
Balance, July 31, 2018	93,455,454	$ 0.10

As at July 31, 2018, the following share purchase warrants were outstanding:

Expiry date	Number of warrants	Exercise price $

May 27, 2022	7,894,737	$ 0.042	*
March 29, 2023	560,717	$ 0.10
April 5, 2023	85,000,000	$ 0.10
	93,455,454

__________

*The lower of $0.10 and 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days.

The weighted average remaining life of the warrants outstanding as at July 31, 2018 is 4.61 years.

14. SUBSEQUENT EVENT

On September 30, 2018, the Company entered into a Share Purchase Agreement with Black Cactus Global Technologies Pvt. Limited (“BCGT”). Under the terms of the Agreement, the Company will purchase 29% of the issued and outstanding common shares of BCGT as at the date of the Agreement (2,900 common shares) for a purchase price of $44 (denominated as 2,900 Indian Rupees). In exchange, the Company will continue to work together with BCGT to develop blockchain and related technology services. The Agreement will not close until the Company receives the share certificates and has made payment of the 2,900 Indian Rupees purchase price.

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

The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. The Company’s plan is to develop a technology business in digital currency mining.  On December 4, 2017, the Company changed its name to “Black Cactus Global, Inc.” with a plan to engage in the development of commercial Blockchain technology and Smart Contract software applications for healthcare, Fintech, logistics and energy solutions worldwide.

On September 30, 2018, the Company entered into a Stock Purchase Agreement with Black Cactus Global Technologies Pvt. Limited (“BCGT”), a corporation organized under the laws of Indian, a related party, whereby the Company agreed to purchase 29% of BCGT’s common stock, for $45 (denominated as 2,900 Indian Rupees).  The Company and BCGT have been working together to establish a technology center in India and intend to continue working together to develop blockchain and related technology services to be used by their customers.  The CEO of BCGT is Dr. Ramesh Para, the CEO of the Company.

Critical Accounting Policies

As of July 31, 2018, there were no critical accounting policies. See the footnotes to our unaudited financial statements, included elsewhere in this quarterly report on Form 10-Q, for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Management’s Plan of Operation

We do not have adequate funds to satisfy our working capital requirements for the next twelve months.  We have borrowed a total of $1,000,000 from Bellridge Capital LP (“Bellridge”) to fund our planned plan of operations in digital currency mining. We sold Bellridge our Senior, Secured Convertible Promissory Notes (the “Notes”).  Thus far, Bellridge has purchase $1,000,000 in Notes. Pursuant to the terms of our agreements with Bellridge, we were required to file a registration statement with the SEC to register the shares of Common Stock to be issued under those agreements. We filed the registration statement on April 24, 2018 but it has not yet been declared effective.  We received the third tranche of $200,000 from Bellridge after the first set of SEC comments.  We may not receive the fourth and final tranche of $500,000 unless and until the registration statement is declared effective by the SEC. We cannot estimate when our registration statement will be declared effective by the SEC. Under certain conditions, Bellridge may not have to purchase the third and fourth Notes.  These conditions include any acts constituting default under any of the Notes or the agreements entered into at the time of the first purchase of the Note issued on November 27, 2017.  Until such time as we receive the final $500,000 of funding from Bellridge, in the interim, we may not be able to completely implement and commence our proposed plan of operations.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We had net (loss) income of $(697,088) and $(2,719,947) for the three months ended July 31, 2018 and 2017, respectively.

We did not generate any revenues from our operations for the three months ended July 31, 2018 or 2017. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

During the three months ended July 31, 2018 and 2017, we had operating expenses of $363,401 and $2,719,947, respectively. The decrease in operating expenses is primarily due to the costs incurred for the three months ended July 31, 2017 in website and product development costs related to the costs associated with the BitReturn acquisition during that period ($2,255,187).

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Three Months Ended July 31, 2018	For the Three Months Ended July 31, 2017
Revenue	—	—
Cost of Revenue	—	—
Net Loss (Income) and Comprehensive (Loss) Income	$(697,088)	$(2,719,947)
Net Loss (Income) per Common Share, Basic and Diluted	(0.01)	(0.03)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	115,395,035	88,502,070

Liquidity and Capital Resources

As of July 31, 2018, we had not generated any revenues from our business operations. As at July 31, 2018, there were 166,073,296 shares of common stock issued and 116,073,296 shares of common stock outstanding. Total cash proceeds received from common share issuance since inception to July 31, 2018 is $90,500.

As of July 31, 2018 and 2017, we had cash and cash equivalents of $41,751 and $5,558, respectively. Our cash was not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.

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

During the three months ended July 31, 2018 and 2017, we had operating expenses of $363,401 and $2,719,947, respectively. Historically, we have relied on loans to fund general and administrative operating expenses. As of July 31, 2018, we had a working capital deficiency of $630,120.

As of July 31, 2018, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of July 31, 2018 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On July 9, 2018, the Company issued 6 million shares of its common stock as consideration for a settlement and general release from an Employment Agreement.

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

BLACK CACTUS GLOBAL, INC.

Date: October 12, 2018	By: /s/ Dr. Ramesh Para
Dr. Ramesh Para
Chief Executive Office (principal executive officer)

Date: October 12, 2018	By:/s/ Harpreet Sangha
Harpreet Sangha
Chief Financial Officer (principal financial officer and principal accounting officer)