Form 10-Q
period 2018-10-31
BLACK CACTUS GLOBAL, INC.
filed 2020-06-30
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2018

or

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

Yes [_]   No [X]

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

Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had a total of 166,073,296 shares of common stock issued and outstanding at June 26, 2020.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

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

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

BLACK CACTUS GLOBAL, INC.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	October 31,	April 30,
	2018	2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$252
Due from related parties (Note 7)	—	327,541
Prepaid expenses and other assets (Note 6)	23,563	164,020
TOTAL ASSETS	$23,563	$491,813

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$321,222	$304,737
Amount payable for BitReturn (Note 10)	350,000	350,000
Convertible debentures (Note 9)	529,792	44,791
Loans payable (Note 8)	64,076	208,225
Total Liabilities	1,265,090	907,753

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 13)	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 166,073,296 and 166,673,296 shares issued and 166,073,296 and 113,473,296 shares outstanding as of October 31, 2018 and April 30, 2018, respectively (Note 13)	16,608	11,347
Common stock in treasury, $0.0001 par value; Nil and 53,200,000 shares as of October 31, 2018 and April 30, 2018, respectively (Note 13)	—	1
Shares issuable (Note 12(d))	420,000	420,000
Additional paid-in capital	7,696,236	5,343,588
Accumulated deficit	(9,374,371)	(6,190,876)
Total Stockholders’ Deficit	(1,241,527)	(415,940)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,563	$491,813

Going concern (Note 2)
Commitments (Note 12)
Subsequent Events (Note 15)

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2018	2017	2018	2017

OPERATING EXPENSES
Consulting (Note 12)	$(31,600)	$275,951	$75,133	$700,948
General and administrative	(96,346)	9,823	27,102	22,192
Investor relations	26,750	—	53,500	—
Professional fees	21,364	62,764	127,834	90,158
Product development and website costs (Note 10)	—	93,476	—	2,348,663
Stock-based compensation (Note 13)	1,875,000	—	1,875,000	—

TOTAL OPERATING EXPENSES	$(1,795,168)	$(442,014)	$(2,158,569)	$(3,161,961)

OTHER EXPENSES
Accretion of discounts on convertible debentures (Note 9)	(339,824)	—	(449,909)	—
Allowance for receivables (Note 7)	(339,554)	—	(339,554)	—
Loss on settlement of debt (Note 8(c))	—	—	(201,500)	—
Interest expense	(11,861)	—	(33,963)	—

NET LOSS AND COMPREHENSIVE LOSS	$(2,486,407)	$(442,014)	$(3,183,495)	$(3,161,961)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.00)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	116,616,774	97,900,000	116,005,905	93,762,465

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

(Unaudited)

							Additional		Total
	Preferred Stock		Common Stock		Treasury	Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2017	—	$—	83,000,000	$8,300	$—	$14,000	$74,559	$(202,577)	$(105,718)

Issuance of common stock for cash	—	—	1,400,000	140	—	(14,000)	13,860	—	—

Issuance of common stock for domain name	—	—	10,000,000	1,000	—	—	1,899,000	—	1,900,000

Issuance of common stock for services	—	—	3,500,000	350	—	—	649,650	—	650,000

Net loss for the period	—	—	—	—	—	—	—	(2,719,947)	(2,719,947)

Balance – July 31, 2017	—	$—	97,900,000	$9,790	$—	$—	$2,637,069	$(2,922,524)	$(275,665)

Discount on loan payable	—	—	—	—	—	—	477	—	477

Net loss for the period	—	—	—	—	—	—	—	(442,014)	(442,014)

Balance – October 31, 2017	—	$—	97,900,000	$9,790	$—	$—	$2,637,546	$(3,364,538)	$(717,202)

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

(Unaudited)

							Additional		Total
	Preferred Stock		Common Stock		Treasury	Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2018	—	$—	166,673,296	$11,347	$1	$420,000	$5,343,588	$(6,190,876)	$(415,940)

Issuance of common stock to settle loans payable	—	—	2,600,000	260	—	—	337,740	—	338,000

Beneficial conversion features and warrants associated with convertible debt	—	—	—	—	—	—	144,908	—	144,908

Cancellation of treasury stock	—	—	(3,200,000)	1	(1)	—	—	—	—

Net loss for the period	—	—	—	—	—	—	—	(697,088)	(697,088)

Balance – July 31, 2018	—	$—	166,073,296	$11,608	$—	$420,000	$5,826,236	$(6,887,964)	$(630,120)

Stock-based compensation	—	—	—	5,000	—	—	1,870,000	—	1,875,000

Net loss for the period	—	—	—	—	—	—	—	(2,486,407)	(2,486,407)

Balance – October 31, 2018	—	$—	166,073,296	$16,608	$—	$420,000	$7,696,236	$(9,374,371)	$(1,241,527)

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Six Months Ended October 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,183,495)	$(3,161,961)
Adjustments for non-cash amounts expensed:
Accretion of loan discounts	851	1,971
Accretion of convertible debt discount	449,909	—
Allowance for receivables	339,554	—
Issuance of common stock for BitReturn (Note 10)	—	1,900,000
Issuance of common shares for services	—	483,333
Loss on settlement of debt	201,500	—
Stock-based compensation	1,875,000	—

Changes in operating assets and liabilities:
Prepaid expenses	140,457	(1,314)
Accounts payable and accrued liabilities	22,985	36,561
Amount payable for BitReturn	—	350,000

Net Cash Used in Operating Activities	(153,239)	(391,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net of repayments	(12,910)	413,681
Proceeds from issuance of convertible debt, net of debt financing costs	180,000	—
Proceeds from (repayments of) loans payable	(15,000)	(22,974)
Proceeds from loan payable to related party	—	—

Net Cash Provided by Financing Activities	152,090	390,707

Net effect of exchange rate changes on cash	897	955

Change in Cash and Cash Equivalents	(252)	252

Cash and Cash Equivalents, Beginning of Period	252	3

Cash and Cash Equivalents, End of Period	$—	$255

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

1. NATURE OF BUSINESS

Black Cactus Global, Inc. was incorporated in the State of Florida on April 8, 2013. The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. The Company’s plan is to develop a technology business in digital currency mining. On December 4, 2017, the Company changed its name from Envoy Group Corp. to “Black Cactus Global, Inc.”.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations, and only incurred losses since inception. As at October 31, 2018, the Company has a working capital deficiency of $1,241,527 and an accumulated deficit of $9,374,371. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2018, and the results of its operations for the three and six months ended October 31, 2018 and cash flows for the six months ended October 31, 2018. The results of operations for the period ended October 31, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

The significant accounting policies followed are:

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates related to fair value measurements, allowances for doubtful receivables, stock-based compensation and deferred income tax asset valuation allowance. Actual results could differ from those estimates.

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

The financial instruments consist principally of cash and cash equivalents, due from related parties, accounts payable, amounts payable, loans payable and convertible debentures. The fair value of cash and cash equivalents when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Derivative liabilities are determined based on “Level 2” inputs, which are significant and observable. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2018 and April 30, 2018:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	October 31,	April 30,
	(Level 1)	(Level 2)	(Level 3)	2018	2018
Assets:
Cash and cash equivalents	$ —	$ —	$ —	$ —	$ 252

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

4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at October 31, 2018, the Company has a working capital deficiency of $1,241,527 and requires additional funding to meet its current obligations. The Company’s current obligations include accounts payable and accrued liabilities which have contractual maturities of less than 60 days and are subject to normal trade terms, loans payable which are due on demand, and convertible debts which are due on November 27, 2018, December 20, 2018, and June 1, 2019. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

5. EQUIPMENT

On June 22, 2017, the Company purchased computer equipment totaling $364,590. The equipment was pledged as security on a loan (See Note 7(b)). Pursuant to the terms of the loan, should the loan remain unpaid past September 30, 2017, the lender would take sole possession of the equipment. The Company did not make the required payment and the equipment was returned to the lender.  As at October 31, 2018, the Company had no equipment.

6. PREPAID EXPENSES AND OTHER ASSETS

The Company’s prepaid expenses and other assets consists of deposits, retainers and advance payments for various services including investor relations, legal, marketing and other costs.

7. RELATED PARTY TRANSACTIONS AND BALANCES

(a)

During the six months ended October 31, 2018, the Company made payments totaling $339,554 related to expenses overseen by the former CFO, President and Chairman of the Board. The Company has not been provided invoices or other support for these expenses. The Company intends to recover the full amount of $339,554, from the former CFO, President and Chairman of the Board, however ultimate collection is uncertain as at October 31, 2018 and the full amount has been written off as allowance for receivables.

As at October 30, 2018, the Company has a balance due from related parties, net of allowances for uncollectible receivables, of $Nil (April 30, 2018 - $327,541). The amount is unsecured, non-interest bearing and due on demand.

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

(c)	Certain directors and a relative of a director received a total of $1,875,000 in stock-based compensation upon a transfer of shares on October 30, 2018 as described in Note 13.

8. LOANS PAYABLE

The balance presented for loans payable consist of the following amounts:

(a)

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and was due on July 15, 2018. As at October 31, 2018, the Company has received gross loan proceeds of $54,176. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the year ended April 30, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $3,918. During the six months ended October 31, 2018, the Company repaid $nil of principal and recognized accretion of the discount of $851. At October 31, 2018, the net carrying value of the loan was $38,576 which is due on demand.

(b)	As at October 31, 2018, the Company was indebted for loans amounting to $500 (April 30, 2018 - $500). The amounts are unsecured, non-interest bearing and due on demand.

(c)

On September 30, 2017, the Company entered into a loan agreement for a principal balance of $130,000.  The loan was subject to interest at 10% and due on April 30, 2018. On May 24, 2018, the Company issued 2,600,000 shares of common stock to settle the $130,000 of principal and $6,500 of interest owing under the loan agreement (refer to Note 13). The fair value of the shares issued was determined to be $338,000, and as a result, the Company recorded a loss on settlement of debt of $201,500 during the six months ended October 31, 2018.

(d)	On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000. The loan bears interest at 10% and is due on February 13, 2019.

9. CONVERTIBLE DEBENTURES

a)

On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (“SPA”) with Bellridge Capital L.P. (“Bellridge”), pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $526,316 (“Note”) for an aggregate purchase price of $500,000, net of a $26,316 original issue discount and $10,000 of legal fees. The Company also incurred additional debt issuance costs of $50,000.  The total debt issue costs of $86,316 have been netted against the principal and will be amortized over the term of the loan using the effective interest method. In addition, the Company issued 7,894,737 warrants to Bellridge with a term of six months at an exercise price equal to the lesser of (i) $0.10 per share and (ii) 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days. The Company also agreed to issue 2,793,296 shares to Bellridge in connection with the loan.  The interest on the outstanding principal due under the Note accrues at a rate of 5% per annum. All principal and accrued interest under the Note is due on November 27, 2018 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at October 31, 2018, the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

The relative fair values of the convertible note, the warrants and the shares were $140,733, $284,751 and $100,832, respectively.  The effective conversion price was then determined to be $0.063. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the shares issuable of $100,832 and an equivalent discount that reduced the carrying value of the convertible debt to $425,484.  The Company then recognized the relative fair value of the warrants of $284,751 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $140,733. The beneficial conversion feature of $54,417, the OID of $26,316 and debt financing costs of $60,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the six months ended October 31, 2018, the Company recorded accretion of discount of $293,982 (October 31, 2017 - $nil) increasing the carrying value of the loan to $329,992. As at October 31, 2018, the Company has recorded accrued interest of $23,720 (April 30, 2018 - $10,454).

b)

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

The relative fair values of the convertible note, the warrants and the shares were $6,208, $118 and $258,674, respectively.  The effective conversion price was then determined to be $0.001. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the warrants of $258,792, as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $56,998. The beneficial conversion feature of $6,208, the OID of $15,790 and debt financing costs of $35,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the six months ended October 31, 2018, the Company recorded accretion of discount of $116,902 increasing the carrying value of the loan to $125,683. As at October 31, 2018, the Company has recorded accrued interest of $9,041 (April 30, 2018 - $1,524).

c)

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

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $144,908 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $65,619. The OID of $10,570 and debt financing costs of $20,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $35,092. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the six months ended October 31, 2018, the Company recorded accretion of discount of $39,025 increasing the carrying value of the loan to $74,117. As at October 31, 2018, the Company has recorded accrued interest of $4,444 (April 30, 2018 - $nil).

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

10. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represents the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which have been recognized as and included in product development and website costs. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, and as at October 31, 2018, $350,000 (April 30, 2018 - $350,000) is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs do not meet the criteria for capitalization, and therefore have been treated as an operating expense.

11. LICENSE

On November 6, 2017 the Company issued 60,000,000 shares of common stock with a fair value of $6,600,000 pursuant to the terms of an Exclusive Software License Agreement (the “Agreement”) with Black Cactus Holdings, LLC (“Black Cactus LLC”) to acquire an exclusive software license for the Black Cactus blockchain development software platform and related intellectual property (the “Software”) and the Agreement includes a service contract with the CEO of Black Cactus LLC to join the Company as a director and officer. The Company plans to use the Software platform to create a crypto trading exchange to support crypto and fiat currencies, music publishing, distribution, supply chain, medical research and trials. The term of the Agreement will remain in effect in perpetuity. In addition, the Company agreed to pay Black Cactus LLC a royalty in the amount of 5% of the net revenue received from the sublicense of the Software and any revenues generated from the use of the Software including other intellectual property that the Company licensed from Black Cactus LLC pursuant to the terms of the Agreement. On April 25, 2018, the Company and Black Cactus LLC agreed to terminate the Agreement and the 60,000,000 shares of common stock issued pursuant to the agreement were returned to the Company for cancellation.

12. COMMITMENTS

(a)

On July 1, 2017, the Company entered into a Strategic Management and Advisory Agreement for consulting services and investor relations services to be provided over a period of twelve months commencing July 1, 2017. In consideration, the Company will pay a total monthly fee of $3,000 cash and issue a total of 1,000,000 shares of common stock. On July 26, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $260,000, which has been recorded as a prepaid expense and will be amortized over the term of the agreement. During the six months ended October 31, 2018, the Company recognized $43,333 (October 31, 2017 - $86,667) of consulting expense.

(b)

On November 8, 2017, the Company entered into a Financial Advisor Agreement with an unrelated third party for consulting services and investor relations services to be provided over a period of three months commencing November 8, 2017. In consideration, the Company will pay an initial fee of $20,000 cash. In addition, if the Company closes any transactions made with any introduction made by the unrelated third party, the Company shall pay an industry-standard cash fee of 10% on all equity or equity-linked capital invested, which will be recorded as debt financing costs. On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (refer to Note 9) whereby the introduction was made by the unrelated third party. During the year ended April 30, 2018, the Company recognized $100,000 of debt financing costs (refer to Note 9) and issued 560,717 warrants exercisable at $0.10 pursuant to the agreement. During the six months ended October 31, 2018, the Company recognized $20,000 of debt financing costs (refer to Note 9).

(c)

On January 4, 2018, the Company entered into an Equity Research Service Agreement for investor relations services to be provided over a period of twelve months commencing January 4, 2018. In consideration, on January 16, 2018, the Company issued 150,000 shares of common stock with a fair value of $57,000, which has been recorded as a prepaid expense and will be amortized over the term of the agreement. During the six months ended October 31, 2018, the Company recognized $28,500 of consulting expense.

(d)

On February 14, 2018, the Company entered into an Employment Agreement with a term of three years. Pursuant to the Employment Agreement, the Company agreed to issue 8,000,000 shares and pay the employee GBP250,000 in exchange for services.  On July 9, 2018, the Company and the employee entered into a Settlement and General Release Agreement pursuant to which, the Company was to issue the employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement and the fair value of $420,000 of the shares issuable (refer to Note 13) was expensed in July 2018.

13. STOCK

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

On July 1, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $260,000 for investor relations services pursuant to a Strategic Management and Advisory Agreement (refer to Note 12(a)).

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

On May 24, 2018, the Company issued 2,600,000 shares of common stock to settle the $130,000 of principal and $6,500 owed under the loan agreement (refer to Note 8(c)).

On July 9, 2018, the Company entered into a Settlement and General Release Agreement pursuant to which the Company would issue an employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement (refer to Note 12(d)). The fair value of the shares on the date of settlement of $420,000 is presented as of October 31, 2018 as shares issuable because the shares have not been issued to date.

On April 27, 2018, the Company issued an aggregate of 50,000,000 shares of common stock in certificated form to three directors and a relative of one of the directors. These four certificates were maintained in the possession of the Company and/or its transfer agent until October 30, 2018, on which date all 50,000,000 shares were transferred into book entry form registered in the name of the four individuals.  The Company’s financial statements prior to October 30, 2018, reflected the 50,000,000 shares as treasury shares.  Upon the transfer of such shares of common stock into book entry form, on October 30, 2018, the shares became issued and outstanding shares of the Company and are no longer reflected as treasury shares in the Company’s financial statements. Based upon the quoted market price, the total value of the shares was $1,875,000 on the date of the transfer which was recorded as a stock-based compensation expense on October 30, 2018 as no assets were received by the Company in exchange for the shares.

As at October 31, 2018, there are 166,073,296 shares of common stock issued and outstanding.

PREFERRED STOCK - SERIES A

As at October 31, 2018, there are no issued and outstanding Series A Preferred Stock.

14. SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2018	93,455,454	0.10
Issued	—	—
Balance, October 31, 2018	93,455,454	0.10

As at October 31, 2018, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

7,894,737	0.021*	May 27, 2022
560,717	0.10	March 29, 2023
85,000,000	0.10	April 5, 2023
93,455,454

__________

* The lower of $0.10 and 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days.

The weighted average remaining life of the warrants outstanding as at October 31, 2018 is 4.36 years.

15. SUBSEQUENT EVENTS

On August 24, 2019, the Company entered into a Software License Agreement (“License Agreement”) with Charteris, Mackie, Baillie & Cummins Limited (“CMBC Limited”) to acquire a non-exclusive license for Black Cactus blockchain development software platform and related intellectual property (“Software”) which are licensed to CMBC Limited from Black Cactus LLC. As consideration, the Company shall pay CMBC Limited a royalty in the amount of five percent (5%) of the gross revenue received from the sublicense of the Software (“royalty”), due on a quarterly basis, and issue or assign an equivalent number of common shares to CMBC Limited that will represent 60% of the then issued shares of the Company. In addition, the Company will issue an option for CMBC Limited to acquire additional shares at par value $(0.0001) per share up to 60% of any shares issued under the existing Securities Purchase Agreements with Bellridge (Note 9). The closing of the License Agreement is conditional on the Company obtaining a written agreement with Bellridge to increase its line of credit from $1,500,000 to $5,000,000 (Note 9), and the assignment of a separate Software License Agreement between CMBC Limited and Benchmark Advisors Limited (“Benchmark”) originally granted to Benchmark on February 20, 2019.

During November 2019, the Company entered into an Assignment Agreement with CMBC Limited to acquire the assignment of a non-exclusive software license (“License”) for Software from Benchmark. As consideration for the assignment of the License, CMBC will be paid $250,000 directly from Bellridge on behalf of the Company as part of the increased line of credit of $5,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended October 31, 2018 should be read together with our unaudited financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

We are currently focused on developing blockchain software platforms. Our plan is to develop or license intellectual property to build blockchain platforms for a variety of uses. Our initial efforts will focus on utilizing the intellectual property in two ways: to develop secure blockchain based supply chain and inventory control systems, and to develop a blockchain based trading platform in order to facilitate securities trading using either a fiat currency or cryptocurrency.

During the quarterly period ended October 31, 2018, we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). A company continues to be deemed an “emerging growth company” until the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under the Securities Act of 1933. Our first sale of common equity pursuant to an effective registration statement was during the three months ended October 31, 2013, and last day of the fiscal year of the fifth anniversary of the date of the first sale of our common equity securities was April 30, 2019.  As a result, after April 30, 2019, we were no longer an “emerging growth company”.

Critical Accounting Policies

As of October 31, 2018, there were no critical accounting policies. See the footnotes to our unaudited financial statements, included elsewhere in this quarterly report on Form 10-Q, for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

There is no historical financial information about us upon which to base an evaluation of our performance. We had net loss of $2,486,407 and $442,014 for the three months ended October 31, 2018 and 2017, respectively and $3,183,495 and $3,161,961 for the six months ended October 31, 2018 and 2017, respectively.

We did not generate any revenues from our operations for the three months ended October 31, 2018 or 2017 or for the six months ended October 31, 2018 or 2017. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

During the three months ended October 31, 2018 and 2017, we had operating expenses of $1,795,168 and $442,014, respectively. The increase in operating expenses is primarily due to the recognition of stock-based compensation expense to certain directors and a relative of a director of $1,875,000, which was offset by decreases in product development and website costs ($93,476) and consulting fees ($307,551).

During the six months ended October 31, 2018 and 2017, we had operating expenses of $2,158,569 and $3,161,961, respectively. The increase in operating expenses is primarily due to the recognition of stock-based compensation expense to certain directors and a relative of a director of $1,875,000 which was offset by decreases in product development and website costs ($2,348,663) and consulting fees ($625,815).

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Three Months Ended October 31, 2018	For the Three Months Ended October 31, 2017
Revenue	—	—
Cost of Revenue	—	—
Net Loss (Income) and Comprehensive (Loss) Income	$(2,486,407)	$(442,014)
Net Loss (Income) per Common Share, Basic and Diluted	(0.02)	(0.00)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	116,616,774	97,900,000

	For the Six Months Ended October 31, 2018	For the Six Months Ended October 31, 2017
Revenue	—	—
Cost of Revenue	—	—
Net Loss (Income) and Comprehensive (Loss) Income	$(3,183,495)	$(3,161,961)
Net Loss (Income) per Common Share, Basic and Diluted	(0.03)	(0.03)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	116,005,905	93,762,465

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

As of October 31, 2018, we had not yet had any revenues from our services in the digital currency mining field.

Liquidity and Capital Resources

As of October 31, 2018, we had not generated any revenues from our business operations. As at October 31, 2018, there were 166,073,296 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to October 31, 2018 is $90,500.

As of October 31, 2018, we had no cash on hand compared to $255 as of October 31, 2017. Our cash was not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.

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

During the six months ended October 31, 2018 and 2017, we had operating expenses of $2,158,569 and $3,161,961, respectively. Historically, we have relied on loans to fund general and administrative operating expenses. As of October 31, 2018, we had a working capital deficiency of $1,241,527.

As of October 31, 2018, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation under a guarantee contract that has any of the characteristics identified in FASB ASC paragraph 460-10-15-4 (Guarantees Topic), as may be modified or supplemented, and that is not excluded from the initial recognition and measurement provisions of FASB ASC paragraphs 460-10-15-7, 460-10-25-1, and 460-10-30-1; (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets; (iii) any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant’s own stock and classified in stockholders’ equity in the registrant’s statement of financial position, and therefore excluded from the scope of FASB ASC Topic 815, Derivatives and Hedging, pursuant to FASB ASC subparagraph 815-10-15-74(a), as may be modified or supplemented; or (iv) any obligation, including a contingent obligation, arising out of a variable interest (as defined in the FASB ASC Master Glossary), as may be modified or supplemented) in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with, the registrant.

Subsequent Events

On August 24, 2019, the Company entered into a Software License Agreement (“License Agreement”) with Charteris, Mackie, Baillie & Cummins Limited (“CMBC Limited”) to acquire a non-exclusive license for Black Cactus blockchain development software platform and related intellectual property (“Software”) which are licensed to CMBC Limited from Black Cactus LLC. As consideration, the Company shall pay CMBC Limited a royalty in the amount of five percent (5%) of the gross revenue received from the sublicense of the Software (“royalty”), due on a quarterly basis, and issue or assign an equivalent number of common shares to CMBC Limited that will represent 60% of the then issued shares of the Company. In addition, the Company will issue an option for CMBC Limited to acquire additional shares at par value ($0.0001) per share up to 60% of any shares issued under the existing Securities Purchase Agreements with Bellridge. The closing of the License Agreement is subject to, among certain other conditions: (1) the Company obtaining a written agreement with Bellridge to increase its line of credit from $1,500,000 to $5,000,000; (2) the resignation of all the directors of the Company serving on the Board, during the quarterly period ended July 31, 2019, which was satisfied by the resignation of all of such directors on September 13, 2019, and the appointment of Lawrence P. Cummins, Karyn Augustinus and three non-executive independent Directors nominated by CMBC Limited; (3) the resignation of all the  officers of the Company serving, during the quarterly period ended July 31, 2019, which was satisfied by the resignation of all of such officers on September 13, 2019, and the appointment of Lawrence P. Cummins as its President (after undertaking a review of the future plans of the Company, the Board of Directors will appoint a Chief Executive Officer); (4) proof satisfactory to CMBC Limited that fair resolutions have been entered into with certain persons, including Harpreet Sangha, the former Chairman of the Board and Chief Financial Officer of the Company, along with his family and known associates for the cancellation of the shares of the Company currently owned by them; (5) CMBC Limited is satisfied with the possibility of lifting the Cease Trade Order issued by the British Columbia Securities Commission May 6,  2016, to the Company, ordering all persons to cease trading in the Company’s securities until the Company files the required records completed in accordance with the Securities Act, R.S.B.C. 1996 and the Executive Director revokes the Order; (6) the cancellation of $350,000 amount allegedly outstanding under the terms of the Definitive Acquisition Agreement, dated as of June 18, 2017, between the Company and the selling shareholders of BitReturn.ca; (7) repayment by the majority shareholder of the Company of $169,729 owed by such shareholder to the Company; and (8) the Company’s becoming current in its periodic filing with the SEC.

On November 15, 2019, the Company entered into an Assignment Agreement with CMBC Limited to acquire the assignment of a non-exclusive software license (“License”) for Software from Benchmark Advisors Limited (the “Assignment Agreement”). As consideration for the assignment of the License, CMBC Limited will be paid $250,000 directly from Bellridge on behalf of the Company as part of the increased line of credit of $5,000,000. The closing of the Assignment Agreement is subject to the same conditions required to be satisfied for consummation of the License Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of October 31, 2018 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 30, 2018, an aggregate of 50,000,000 shares of our common stock, which were issued in certificated form on April 27, 2018, in the amounts of 12,500,000 each to our directors Dr. Pruthvinath Kancherla, Dr. Ravindranath Kancherla Dr. Ramesh Para, and to Sai Krishna Para, the nephew of Dr. Ramesh Para, were transferred into book entry form. These shares of common stock were issued to them in consideration for their services to be performed, in connection with our proposed acquisition of 29% of the outstanding common stock of Black Cactus Global Technologies Pvt. Limited (“BCGT”), a corporation organized under the laws of India, the CEO of which is Dr. Ramesh Para, the CEO of the Company, and were to be cancelled if the acquisition was not consummated.  On October 24, 2018, we received notice from the applicable regulators, in India, that they would not approve our acquisition of the shares of common stock of BCGT.  As a result, the transaction was never consummated.  The 50,000,000 shares of our common stock issued to our three directors and Sai Krishna Para were to be cancelled as a result of the failure to consummate the acquisition of the shares of common stock of BCGT, but such shares have not yet been cancelled and continue to be issued and outstanding shares of common stock of the Company.

ITEM 6. EXHIBITS

Exhibit	Description

10.1 *	Software License Agreement, dated August 24, 2019, between Charteris, Mackie, Baillie & Cummins Limited and Black Cactus Global, Inc.
10.2 *	Assignment Agreement, dated November 15, 2019, between Charteris, Mackie, Ballie & Cummins Limited and Black Cactus Global, Inc.
31.1 *	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of CEO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

__________

* filed herewith

** to be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CACTUS GLOBAL, INC.

Date: June 29, 2020	By: /s/ Jeremy Towning
Jeremy Towning
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Executive Officer and Principal Financial Officer)