Form 10-K
period 2019-04-30
BLACK CACTUS GLOBAL, INC.
filed 2020-06-30
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant, as of October 31, 2018, the last business day of the second fiscal quarter, was approximately $1,295,371.71 based on a total number of shares of our common stock outstanding on that day of 166,073,296 and a closing price of $0.0078. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 166,073,296 shares of its common stock issued and outstanding as of June 26, 2020.

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

Item 1. BUSINESS.

Blockchain Generally

Distributed blockchain technology is a decentralized and encrypted ledger that is designed to offer a secure, efficient, verifiable, and permanent way of storing records and other information without the need for intermediaries. Blockchain technologies are being evaluated for a multitude of industries due to the belief in their ability to have a significant impact in many areas of business, finance, information management, and governance.

Company Overview

We are an early stage technology company focused on developing blockchain software platforms. Our plan is to develop or license intellectual property to build blockchain platforms for a variety of uses. Our initial efforts will focus on utilizing the intellectual property in two ways: to develop secure blockchain based supply chain and inventory control systems, and to develop a blockchain based trading platform in order to facilitate securities trading using either a fiat currency or cryptocurrency.

We plan to develop blockchain based supply chain and inventory control systems that will provide value to businesses across industries by optimizing inventory levels and production targets. For example, distribution companies will be able to utilize the blockchain software platform to control and organize their production and distribution networks. Further, hospital systems will be able to optimize patient care and product supply chains. Our goal in developing a blockchain based trading platform is to make securities trading easier, faster, and safer.

Competition

We expect the Company to compete with other companies that focus all or a portion of their activities on developing programming for the blockchain. At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable.  Published sources of information include “bitcoin.org” and “blockchain.info”; however, the reliability of that information and its continued availability cannot be assured. Several public companies (traded in the U.S. and Internationally), such as the following, may be considered to compete with us, although we believe there is no company, including the following, which engages in the same scope of activities as we do.

●	Overstock.com Inc

●	Blockchain Industries, Inc. (formerly Omni Global Technologies, Inc.)

●	DMG Blockchain Solutions

●	Riot Blockchain, Inc.

There is limited available information regarding our potential non-public competitors. The blockchain industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future.

Government Regulation

We may be subject to a wide variety of laws, rules and regulations, some of which may apply to us as a result of our blockchain business.

Government regulation of blockchain is being actively considered by the United States federal government via several agencies and regulatory bodies, as well as similar entities in other countries. State government regulation also may apply to our activities and other activities in which we participate or may participate in the future.  Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our business, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws which may affect our activities.

Intellectual Property

As of April 30, 2019, we did not have any intellectual property.  See, Subsequent Events.

Employees

As of April 30, 2019, we had no employees. Our officers provided services to our company on a contract basis as needed.

Corporate Information

We were incorporated in the State of Florida on April 8, 2013, with a fiscal year end of April 30th.  Until June 2017, we had not established any business operations and had not achieved any revenues. Until then, we were in the process of identifying and evaluation feasible business opportunities in the consumer products and technologies industries. On December 4, 2017, the Company changed its name to “Black Cactus Global, Inc.”

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

On November 15, 2019, the Company entered into an Assignment Agreement with CMBC Limited to acquire the assignment of a non-exclusive software license (“License”) for Software from Benchmark Advisors Limited (“Benchmark”(the “Assignment Agreement”). As consideration for the assignment of the License, CMBC Limited will be paid $250,000 directly from Bellridge on behalf of the Company as part of the increased line of credit of $5,000,000. The closing of the Assignment Agreement is subject to the same conditions required to be satisfied for consummation of the License Agreement.

Item 1A. Risk Factors.

We are not required to provide the information required by this Item 1A as we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

For the year ended April 30, 2019, we required only limited office space for the administration of our business. For the year ended April 30, 2019, Mr. Sangha, an officer and director of the company provided us office space, free of charge at his office.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock was quoted on the OTC Pink Sheets, which is sponsored by OTC Markets Group, Inc. The OTC Pink Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTC Pinks under the symbol “BLGI.”

Holders

As of April 30, 2019, there were approximately 31 holders of record of our common stock.  This number does not include shares of common stock held by brokerage clearing houses, depositories or others in unregistered form.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Item 6. Selected Financial Data.

We are not required to provide the information required by this Item 6 as we are a smaller reporting company.

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

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred losses of $4,294,852 and $5,988,299 in our operations for the years ended April 30, 2019 and 2018, respectively.

We did not generate any revenues from our operations for the years ended April 30, 2019 or 2018. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Year Ended April 30, 2019	For the Year Ended April 30, 2018
Revenue	—	—
Operating Expenses	$2,241,840	$5,105,930
Net Loss and Comprehensive Loss	$(4,294,852)	$(5,988,299)
Net Loss per Share - Basic and Diluted	(0.02)	(0.05)
Weighted Average Number Shares Outstanding - Basic and Diluted	194,033,844	124,267,460

Operating Expenses

We had operating expenses for the year ended April 30, 2019 of $2,241,840 compared to operating expenses of $5,105,930 for the year ended April 30, 2018, which reflects a reduction in operating expenses of $2,864,090 between those two periods.  The reason for this substantial reduction in operating expenses was as a result of our significant expenditures, during the year ended April 30, 2018 on consulting fees ($2,290,710) and website development costs ($2,349,566), which we did not incur during the year ended April 30, 2019. These reductions were partially offset by the recognition of stock-based compensation expense during the year ended April 30, 2019 of $1,875,000.

Net Loss and Comprehensive Loss

We had net loss and comprehensive loss for the year ended April 30, 2019 of $4,294,852 compared to net loss and comprehensive loss of $5,988,299, which reflects a reduction in net loss and comprehensive loss of $1,693,447 between those two periods.  The reason for this substantial reduction in net loss and comprehensive loss was a result of our significant expenditures during the year ended April 30, 2018 on consulting fees ($2,290,710) and website development costs ($2,349,566), partially offset by an increase in accretion of discounts on convertible debentures ($972,750) during the year ended April 30, 2019 compared to 2018 ($44,791) and the recognition of stock-based compensation expense during the year ended April 30, 2019 of $1,875,000.

Management’s Plan of Operation

We do not have adequate funds to satisfy our working capital requirements for the next twelve months. We have borrowed a total of $1,000,000 from Bellridge Capital LP (“Bellridge”) to fund our planned plan of operations in digital currency mining. We sold Bellridge our Senior, Secured Convertible Promissory Notes (the “Notes”).  Thus far, Bellridge has purchased $1,000,000 in Notes. Pursuant to the terms of our agreements with Bellridge, we were required to file a registration statement with the SEC to register the shares of Common Stock to be issued under those agreements. We filed the registration statement on April 24, 2018 but it has not yet been declared effective. We may not receive the fourth and final tranche of $500,000 unless and until the registration statement is declared effective by the SEC. We cannot estimate when our registration statement will be declared effective by the SEC. Under certain conditions, Bellridge may not have to purchase the fourth Note.  These conditions include any acts constituting default under any of the Notes or the agreements entered into at the time of the first purchase of the Note issued on November 27, 2017.  Until such time as we receive the final $500,000 of funding from Bellridge, in the interim, we may not be able to completely implement and commence our proposed plan of operations.

As of April 30, 2019, we had not yet had any revenues from our services in the digital currency mining field.

Liquidity and Capital Resources

As of April 30, 2019, we had not generated any revenues from our business operations. As at April 30, 2019, there were 166,073,296 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to April 30, 2019 is $90,500.

As of April 30, 2019, we had no cash on hand compared to $252 as of April 30, 2018. As of April 30, 2019, we had a working capital deficiency of $2,352,884 and an accumulated deficit of $10,485,728 compared to $415,940 and $6,190,876, respectively as of April 30, 2018.  Our cash is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.  We also may sell additional secured, convertible promissory notes.

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

During the year ended April 30, 2019, we spent $4,294,852 on general and administrative operating expenses. We relied on loans to fund general and administrative operating expenses. As of April 30, 2019, we had no working capital.

As of April 30, 2019, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item 7A as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of April 30, 2019 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2019, primarily as a result of the fact that, as of April 30, 2019, we had limited resources, including the absence of a financial staff with accounting and financial expertise.

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

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are neither an accelerated filer nor a large accelerated filer and are not required to provide the report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our president, secretary/treasurer, directors and vice president is set forth below:

NAME	AGE	POSITION(S)	Date of Appointment or Election

Harpreet Sangha	54	Chairman of the Board, Chief Financial Officer	April 14, 2014

Dr. Ravindranath Kancherla	64	Director	December 11, 2017

Dr. Pruthvinath Kancherla	35	Director	December 11, 2017

Dr. Ramesh Para	46	Chief Executive Officer, Director	December 11, 2017

Business Experience

Harpreet Sangha

Mr. Sangha has been the Chairman and Chief Financial Officer of Black Cactus Global, Inc., since April 14, 2014. He has been a founder, CEO and board member of several public companies and has over 30 years of entrepreneurial, operational and capital market experience. In 1986, he started his career as Investment Advisor. Mr. Sangha departed this position in March 2006 and founded Douglas Lake Minerals, where he served as CEO. Mr. Sangha also served as CEO, Secretary, and director of Sharprock Resources Inc. (OTCBB: SHRK), where he raised capital to explore a preproduction gold project in the Chukotka Region of Russia. He also served as Chairman of the Board and Chief Executive Officer of Rango Energy, Inc.

Dr. Ravindranath Kancherla

Dr. Ravindranath Kancherla has served as a director of the Company, since December 2017.  Dr. Kancherla is a practicing Gastrointestinal Endosurgeon and a Fellow of both the Royal College of Surgeons of Edinburgh and Glasgow.  He is the founder of Global Hospitals Group, India’s first multi-organ transplant center where has served as chairman since 2006.  Dr. Kancherla became a Fellow of the Royal College of Surgeons of Edinburgh and the Royal College of Surgeons of Glasgow in 1985.  Dr. Kancherla received his Master of Science from Madras University in 1984 and was granted his Bachelor of Medicine / Bachelor of Surgery in 1980 from Sri Venkateswara Medical College, in Tirupati, AP, India.

Dr. Pruthvinath Kancherla

Dr. Pruthvinath Kancherla has served as a director of the Company since December 11, 2017.  He currently serves as a director of Global Hospitals Group, a multi super specialty tertiary care multi organ transplant facility with facilities in four major metro cities in India. Dr. Kancherla is a medical doctor by trade who also has a Masters in Hospital Administration.

Dr. Ramesh Para

Dr. Ramesh Para has served as Chief Executive Officer of the Company, since December 11, 2017. Since December 2011, Dr. Para has also served as a director of Sysveda UK Limited, where he is responsible for the support of an in-house back office system, incident investigation and for defining functionalities for one of Sysveda’s clients. He coordinates the offshore development team of 350 employees during development, planning user acceptance testing and system code review for the same client. Dr. Para has over 17 years in IT management and development. Dr. Para has a PhD in Management Information Systems, a Master’s in Business Administration and a Bachelor’s of Technology in Computer Science.

Family Relationships

Dr. Ravindranath Kancherla and Dr. Pruthvinath Kancherla are father and son.  There are no other family relationships between any of our directors or executive officers.

Board of Directors

The Board of Directors (“Board”) oversees our business affairs and monitors the performance of our management. In accordance with our corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials sent to them and by participating in Board and committee meetings. Our directors hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal, or if for some other reason they are unable to serve in the capacity of director.

Our Board currently consists of four (4) members: Hapreet Sangha, Dr. Ravindranath Kancherla, Dr, Pruthvinath Kancherla and Dr. Ramesh Para. All of our directors will serve until our next Annual Meeting of Stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

Director Independence

Until April 2018, we had two independent directors, Dr. Ravindranath Kancherla and Dr, Pruthvinath Kancherla, but their status, as independent directors, may have changed, thereafter, as a result of the issuance of 12,500,000 shares of the Company’s common stock to each of them in April 2018, as compensation for services unrelated to their services as directors of the Company.  See, Certain Relationships and Related Transactions.  Because our Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Annual Meeting Attendance

The Company did not hold an Annual Meeting of Stockholders during the year ended April 30, 2019.

Stockholder Communications with the Board

Stockholders wishing to communicate with the Board, the non-management directors, or with an individual Board member may do so by writing to the Board, to the non-management directors, or to the particular Board member, and mailing the correspondence to: c/o Jeremy Towning, Chief Financial Officer, Black Cactus Global, Inc., 8275 S. Eastern Avenue, Suite 200, Las Vegas, NV, 89123. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed.

Board Committees

Audit Committee

Our Board has not yet formed a separate standing audit committee, as a result of the limited operations of the Company, to date.  To date, our entire Board has performed the functions of an audit committee.  Even if Dr. Ravindranath Kancherla and Dr. Pruthvinath Kancherla are considered to be independent directors, the functions of the audit committee have not been carried out by a majority of independent directors, as Harpreet Sangha, our Chief Financial Officer and Dr Ramesh Para are both executive officers of the Company and, therefore, not considered to be independent directors.  As provided above, the status of Drs. Kancherla, as independent directors, may have changed, during the year ended April 30, 2018, as a result of the issuance of 12,500,000 shares of the Company’s common stock to each of them in April 2018, as compensation for services unrelated to their services as directors of the Company.  See, Certain Relationships and Related Transactions.  Additionally, none of our directors is considered an “audit committee financial expert” as defined in Item 5(a)(ii) and (iii) of Regulation S-K.  Mr. Sangha has performed the type of services that would normally be provided by an “audit committee financial expert,” based on his financial background, which includes 30 years of experience in the brokerage industry.  Audit committee functions include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and year-end operating results;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related party transactions;

●

obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal control procedures, any material weaknesses with such procedures, and any steps taken to deal with such material weaknesses when required by applicable law; and

●

approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

We intend to establish a separate standing audit committee comprised of independent directors and appoint an “audit committee financial expert” to that committee, as soon as the Company commences more than limited business operations.

Compensation Committee

Our Board has not yet formed a separate standing compensation committee, as a result of the limited operations of the Company, to date. To date, our entire Board has performed the functions of a compensation committee.  For the same reasons as provided above relating to audit committed functions, compensation committee functions have not been carried out by a majority of independent directors.  Dr. Ravindranath Kancherla and Pruthvinath Kancherla are the directors who participate in the consideration of executive officer and director compensation, as they are the two directors of the Company who do not serve as executive officers of the Company, although, as previously provided, it is possible that neither of them may be considered independent directors.  Compensation committee functions include:

●	reviewing and approving the compensation of our executive officers;

●	reviewing the compensation of our directors;

●	reviewing the terms of compensatory arrangements with our executive officers;

●	administering our stock and equity incentive plans;

●	reviewing incentive compensation and equity plans; and

●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

We intend to establish a separate standing compensation committee comprised of independent directors, as soon as the Company commences more than limited business operations.

Nominating Committee and Corporate Governance Committee

Our Board has not yet formed a separate standing compensation committee, as a result of the limited operations of the Company, to date.  To date, our entire Board has performed the functions of a compensation committee.  For the same reasons as provided above relating to audit committed functions, functions relating to nominating and corporate governance have not been carried out by a majority of independent directors.  Dr. Ravindranath Kancherla and Pruthvinath Kancherla are the directors who participate in the consideration of nominating and governance procedures, as they are the two directors of the Company who do not serve as executive officers of the Company, although, as previously provided, it is possible that neither of them may be considered independent directors. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We search for directors who possess relevant knowledge and experience in the finance, accounting and business fields generally.  These functions also include:

●	Identifying, evaluating and selecting nominees for election to our Board;

●	evaluating the performance of our Board and of individual directors;

●	considering the composition of our Board;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of our corporate governance practices and reporting;

●	developing corporate governance guidelines and matters; and

●	overseeing an annual evaluation of the Board’s performance.

We intend to establish a separate standing compensation committee comprised of independent directors, as soon as the Company commences more than limited business operations.

Code of Ethics

The Board adopted a Code of Ethics for the Company on April 8, 2013. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Ethics requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Ethics contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to full and accurate reporting.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal year ended April 30, 2019. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended April 30, 2019, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or greater than ten percent (10%) stockholders other than as listed in the table below:

Name	Number of Late Reports	Description
Dr. Ravindranath Kancherla	1	1 transaction was not reported on a timely basis upon the acquisition of Common Stock.

Dr. Pruthvinath Kancherla	1	1 transaction was not reported on a timely basis upon the acquisition of Common Stock.

Dr. Ramesh Para	1	1 transaction was not reported on a timely basis upon the acquisition of Common Stock.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harpreet Sangha,	2019	0	0	0	0	0	0	0	0
CFO	2018	0	0	0	0	0	0	0	0
Dr. Ramesh Para,	2019	0	0	468,750	0	0	0	0	468,750
CEO	2018	0	0	0	0	0	0	0	0

We do not have employment agreements with any of our executive officers. We also do not have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans. However, we may adopt plans in the future.

Employment Agreements

We do not have employment agreements with any of our executive officers.

Outstanding Equity Awards At Fiscal Year-end Table

At the end of our last completed fiscal year, our named executive officers did not have any outstanding unexercised options, stock that have not vested, or equity incentive plan awards.

Compensation of Directors

Our directors did not receive any compensation for their services as a director of the Company. We do not have compensation agreements with any of our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2019 by (a) each shareholder who is known to us to own beneficially 5% or more of our outstanding common stock; (b) all directors; (c) our executive officers; and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within sixty (60) days of April 30, 2019. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of April 30, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is c/o Black Cactus Global, Inc., 8275 S. Eastern Avenue, Suite 200, Las Vegas, Nevada 89123.

Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

5% or greater shareholders

Sai Krishna Para (1)	12,500,000	7.53%

Directors and executive officers (2)

Harpreet Sangha	23,200,000	13.96%

Dr. Ravindranath Kancherla	12,500,000	7.53%

Dr. Pruthvinath Kancherla	12,500,000	7.53%

Dr. Ramesh Para	12,500,000	7.53%

All officers and directors as a group (4 persons)	60,700,000	36.66%

__________

(1)	The principal business address of this reporting person is 14 Colvin Road, London E6 1JL.

(2)	The principal business address of all executive officers and directors is c/o Black Cactus Global, Inc., 8275 S. Eastern Avenue #200, Las Vegas, NV 89123.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Except as described below, other than compensation arrangements, during the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of our officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members that exceeded the lesser of (i) $120,000 or (ii) one percent (1%) of the average of our total assets at year end.

During the year ended April 30, 2019, The Company made payments totaling $339,554 related to expenses overseen by Mr. Harpreet Sangha the former CFO, President and Chairman of the Board. The Company has not been provided invoices or other support for the expenses. The Company intends to recover the full amount of $339,554, from the former CFO, President and Chairman of the Board, however ultimate collection is uncertain as at April 30, 2019 and the full amount has been written off as uncollectible expense recovery.

As at April 30, 2019, the Company has a balance due from related parties, net of allowances for uncollectible receivables, of $Nil (2018 - $327,541). The amount is unsecured, non-interest bearing and due on demand.

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

During the year ended April 30, 2019, the Company incurred $28,000 (2018 - $228,000) in consulting fees from a former officer and a former director of the Company. As of April 30, 2019, the Company has included in accounts payable $117,800 (2018 - $89,800) due to these parties.

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

At April 30, 2019, the Company was indebted for loans amounting to $500 (2018 - $500). The amounts are unsecured, non-interest bearing and due on demand.

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

On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000. The loan bears interest at 10% per annum and was due on February 13, 2019. The loan remains unpaid at April 30, 2019.

On April 23, 2018, the Company entered into a loan agreement for a principal balance of $15,000. The loan bears interest at 10% per annum and was due on May 15, 2018. The loan was repaid during the year ended April 30, 2019.

On September 30, 2017, the Company entered into a loan agreement for a principal balance of $130,000.  The loan was subject to interest at 10% per annum and due on April 30, 2018. On May 24, 2018, the Company issued 2,600,000 shares of common stock to settle the $130,000 of principal and $6,500 of interest owing under the loan agreement (refer to Note 14). The fair value of the shares issued was determined to be $338,000, and as a result, the Company recorded a loss on settlement of debt of $201,500 during the year ended April 30, 2019.

On November 27, 2017, the Company sold its Note for $500,000 to Bellridge and issued Bellridge 2,793,296 shares of the Company’s common stock as a commitment fee.  The Company also issued Bellridge 7,894,737 warrants to purchase the underlying shares of common stock.  The warrants were to be issued six months after closing of the first Note or May 27, 2018 and have a term of four years.  The warrants are exercisable at the lower of $0.10 per share or seventy percent (70%) of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days, subject to adjustments.  On December 20, 2017, Bellridge advanced an additional $300,000 to the Company and the Company issued its second Note for $300,000 on April 5, 2018. The first Note was due November 27, 2018 and  the second Note was due on December 20, 2018.  On June 1, 2018, Bellridge advanced an additional $200,000 to the Company and the Company issued its third note for $200,000 which was due on June 1, 2019. All Notes accrue interest at five percent (5%) on an annual basis and may be converted into shares of the Company’s common stock at the lower of $0.10 per share or seventy percent (70%) of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days, subject to adjustments.

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

As of April 30, 2019, the Company defaulted on the Notes, resulting in the Notes becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest.

Item 14. Principal Accountant Fees and Services.

The following table shows what the auditor billed for the audit and other services for the years ended April 30, 2019 and 2018.

	Year Ended April 30, 2019	Year Ended April 30, 2018

Audit Fees	$41,300	$60,725
Audit-Related Fees	—	—
Tax Fees	5,750	3,750
All Other Fees	—	—
Total	$47,050	$64,475

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements.

(b) Exhibits

Exhibit Number	Description
3.1(i)	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 filed with the Commission on May 23, 2013).
3.1(ii)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2014).
3.1(iii)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2017).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 filed with the Commission on May 23, 2013).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 filed with the Commission on May 23, 2013).
4.2	Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)

continued

Exhibit Number	Description
4.3	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)
4.4	Security Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)
4.5	Intellectual Property Security Agreement (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)
4.6	Subsidiary Guarantee Agreement (incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)
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

4.10 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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
10.8

Software License Agreement, dated August 24, 2019, between Charteris, Mackie, Baillie & Cummins Limited and Black Cactus Global, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended October 31, 2018)

10.9

Assignment Agreement, dated November 15, 2019, between Charteris, Mackie, Ballie & Cummins Limited and Black Cactus Global, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the quarter ended October 31, 2018)

21.1 *	Subsidiaries of the Registrant
31.1 *	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of CEO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance File
101.SCH**	XBRL Schema File
101.CAL**	XBRL Calculation File
101.DEF**	XBRL Definition File
101.LAB**	XBRL Label File
101.PRE**	XBRL Presentation File

__________

* Filed herewith

** To be submitted by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Cactus Global, Inc.

Date: June 29, 2020	By:	/s/ Jeremy Towning
Jeremy Towning, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 29, 2020	By:	/s/ Jeremy Towning
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Black Cactus Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Cactus Global, Inc. (the “Company”) as of April 30, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended then, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 the Company has not generated revenue or cash flow from operations since inception. As at April 30, 2019, the Company has a working capital deficiency of $2,352,884 and an accumulated deficit of $10,485,728. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Manning Elliott LLP

Vancouver, British Columbia, Canada

June 29, 2020

We have served as the Company’s auditor since 2015.

BLACK CACTUS GLOBAL, INC.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	April 30,	April 30,
	2019	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$252
Due from related parties (Note 7)	—	327,541
Prepaid expenses and other assets (Note 6)	3,230	164,020
TOTAL ASSETS	$3,230	$491,813

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 8)	$573,615	$304,737
Amount payable for BitReturn (Note 12)	350,000	350,000
Convertible debentures (Note 10)	1,368,423	44,791
Loans payable (Note 9)	64,076	208,225
Total Liabilities	2,356,114	907,753

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 14)	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 166,073,296 and 166,673,296 shares issued and 166,073,296 and 113,473,296 shares outstanding as of April 30, 2019 and 2018, respectively (Note 14)	16,608	11,347
Common stock in treasury, $0.0001 par value; Nil and 53,200,000 shares as of April 30, 2019 and 2018, respectively (Note 14)	—	1
Shares issuable (Note 13(e))	420,000	420,000
Additional paid-in capital	7,696,236	5,343,588
Accumulated deficit	(10,485,728)	(6,190,876)
Total Stockholders’ Deficit	(2,352,884)	(415,940)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,230	$491,813

Going concern (Note 2)
Commitments (Note 13)
Subsequent events (Note 17)

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	For the Year Ended April 30,
	2019	2018

OPERATING EXPENSES
Consulting (Note 13)	$108,133	$2,290,710
General and administrative	28,602	122,390
Investor relations	71,333	105,667
Professional fees	158,772	237,597
Product development and website costs (Note 12)	—	2,349,566
Stock-based compensation (Note 14)	1,875,000	—

TOTAL OPERATING EXPENSES	$(2,241,840)	$(5,105,930)

OTHER EXPENSES
Accretion of discounts on convertible debentures (Note 10)	(972,750)	(44,791)
Allowance for receivables (Note 7)	(339,554)	—
Loss on settlement of debt (Note 9(c))	(201,500)	(744,350)
Interest expense	(539,208)	(43,228)
Write-off on loan advanced	—	(50,000)

NET LOSS AND COMPREHENSIVE LOSS	$(4,294,852)	$(5,988,299)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	194,033,844	124,267,460

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

							Additional		Total
	Preferred Stock		Common Stock		Treasury	Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2017	—	$—	83,000,000	$8,300	$—	$14,000	$74,559	$(202,577)	$(105,718)

Discount on loan payable	—	—	—	—	—	—	477	—	477

Issuance of common stock for cash	—	—	1,400,000	140	—	(14,000)	13,860	—	—

Issuance of common stock for services	—	—	5,650,000	565	—	—	1,376,434	—	1,376,999

Issuance of common stock for domain name	—	—	10,000,000	1,000	—	—	1,899,000	—	1,900,000

Issuance of common stock as part of convertible debt financing	—	—	2,793,296	279	—	—	100,553	—	100,832

Issuance of common stock to settle loans payable	—	—	10,630,000	1,063	—	—	1,274,537	—	1,275,600

Beneficial conversion features and warrants associated with convertible debt	—	—	—	—	—	—	604,168	—	604,168

Shares issuable for services	—	—	—	—	—	420,000	—	—	420,000

Issuance of common stock for executive license agreement	—	—	60,000,000	6,000	—	—	6,594,000	—	6,600,000

Cancellation of common stock for executive license agreement	—	—	(60,000,000)	(6,000)	—	—	(6,594,000)	—	(6,600,000)

Treasury stock	—	—	53,200,000	—	1	—	—	—	1

Net loss for the year	—	—	—	—	—	—	—	(5,988,299)	(5,988,299)

Balance – April 30, 2018	—	$—	166,673,296	$11,347	$1	$420,000	$5,343,588	$(6,190,876)	$(415,940)

Issuance of common stock to settle loans payable	—	—	2,600,000	260	—	—	337,740	—	338,000

Beneficial conversion features and warrants associated with convertible debt	—	—	—	—	—	—	144,908	—	144,908

Transfer of treasury stock	—	—	—	5,000	—	—	1,870,000	—	1,875,000

Cancellation of treasury stock	—	—	(3,200,000)	1	(1)	—	—	—	—

Net loss for the year	—	—	—	—	—	—	—	(4,294,852)	(4,294,852)

Balance – April 30, 2019	—	$—	166,073,296	$16,608	$—	$420,000	$7,696,236	$(10,485,728)	$(2,352,884)

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	For the Year Ended April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,294,852)	$(5,988,299)
Adjustments for non-cash amounts expensed:
Accretion of loan discounts	851	3,918
Accretion of convertible debt discount	972,750	44,791
Accrued interest on debentures	529,251	—
Allowance for receivables	339,554	—
Issuance of common stock for BitReturn (Note 12)	—	1,900,000
Issuance of common shares for services	—	1,297,333
Loss on settlement of debt	201,500	744,350
Shares issuable for services	—	420,000
Stock-based compensation	1,875,000	—

Changes in operating assets and liabilities:
Prepaid expenses	160,790	(84,353)
Accounts payable and accrued liabilities	61,917	298,836

Net Cash Used in Operating Activities	(153,239)	(1,363,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment (Note 5)	—	—

Net Cash Used in Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related party, net of repayments	(13,599)	(329,413)
Proceeds from issuance of convertible debt, net of debt financing costs	180,000	705,000
Proceeds from (repayments of) loans payable	(15,000)	637,526
Amount payable for BitReturn	—	350,000

Net Cash Provided by Financing Activities	151,401	1,363,113

Net effect of exchange rate changes on cash	1,586	560

Change in Cash and Cash Equivalents	(252)	249

Cash and Cash Equivalents, Beginning of Year	252	3

Cash and Cash Equivalents, End of Year	$—	$252

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

1. NATURE OF BUSINESS

Black Cactus Global, Inc. was incorporated in the State of Florida on April 8, 2013. The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. The Company’s plan is to develop a blockchain technology business. On December 4, 2017, the Company changed its name from Envoy Group Corp. to Black Cactus Global, Inc.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As at April 30, 2019, the Company has a working capital deficiency of $2,352,884 and an accumulated deficit of $10,485,728. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year-end is April 30.

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

The financial instruments consist principally of cash and cash equivalents, due from related parties, accounts payable, amount payable, loans payable and convertible debentures. The fair value of cash and cash equivalents when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Derivative liabilities are determined based on “Level 2” inputs, which are significant and observable. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2019 and April 30, 2018:

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of April 30, 2019, the Company had 344,082,359 (2018 – 110,641,291) dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new mandatory accounting pronouncements that are in effect and there has been no significant impact on its financial statements. The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at April 30, 2019, the Company has a working capital deficiency of $2,352,884 and requires additional funding to meet its current obligations. The Company’s current obligations include accounts payable and accrued liabilities which have contractual maturities of less than 60 days and are subject to normal trade terms, loans payable which are due on demand, and convertible debts which have defaulted and are due on demand. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

5. EQUIPMENT

On June 22, 2017, the Company purchased computer equipment totaling $364,590. The equipment was pledged as security on a loan (See Note 7(b)). Pursuant to the terms of the loan, should the loan remain unpaid past September 30, 2017, the lender would take sole possession of the equipment. The Company did not make the required payment and the equipment was returned to the lender. As at April 30, 2019 and 2018, the Company had no equipment.

6. PREPAID EXPENSES AND OTHER ASSETS

The Company’s prepaid expenses and other assets consists of deposits, retainers and advance payments for various services including investor relations, legal, marketing and other costs.

7. RELATED PARTY TRANSACTIONS AND BALANCES

(a)

During the year ended April 30, 2019, the Company made payments totaling $339,554 related to expenses overseen by the former CFO, President and Chairman of the Board. The Company has not been provided invoices or other support for these expenses. The Company intends to recover the full amount of $339,554, from the former CFO, President and Chairman of the Board, however ultimate collection is uncertain as at April 30, 2019 and the full amount has been written off as allowance for receivables.

As at April 30, 2019, the Company has a balance due from related parties, net of allowances for uncollectible receivables, of $Nil (2018 - $327,541). The amount is unsecured, non-interest bearing and due on demand.

(b)

On June 22, 2017, the Company entered into a secured loan with a corporation with a significant shareholder for a loan up to CAD$450,000 for the purpose of purchasing digital currency mining hardware (“Mining Hardware”). The loan was non-interest bearing and due on August 31, 2017. The Mining Hardware purchased with the loaned funds was held as collateral until the loan amount was fully repaid. Furthermore, revenue produced by the Mining Hardware purchased with the loaned funds was to be paid to the Lender until the loaned funds were repaid in full. Should the loan remain unpaid past September 30, 2017, the Lender would take sole possession of the Mining Hardware, in lieu of the loan. The Company did not make the required payment of the loan by September 30, 2017, and as a result, the Lender took sole possession of the Mining Hardware (refer to Note 5).

(c)	Certain directors and a relative of a director received a total of $1,875,000 in stock-based compensation upon a transfer of shares on October 30, 2018 as described in Note 14.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	April 30, 2019	April 30, 2018

Accounts payable	$345,181	$259,420
Accrued liabilities	3,014	34,863
Interest payable	225,420	10,454
	$573,615	$304,737

9. LOANS PAYABLE

The balance presented for loans payable consist of the following amounts:

(a)

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and was due on July 15, 2018. As at April 30, 2018, the Company has received gross loan proceeds of $54,176. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the year ended April 30, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $3,918. During the year ended April 30, 2019, the Company repaid $nil of principal and recognized accretion of the discount of $851. At April 30, 2019, the net carrying value of the loan was $38,576 which is due on demand.

(b)	As at April 30, 2019, the Company was indebted for loans amounting to $500 (2018 - $500). The amounts are unsecured, non-interest bearing and due on demand.

(c)

On September 15, 2017, the Company entered into a loan agreement for a principal balance of $500,000.  The loan bore interest at 5% per annum and was due on April 30, 2018.  On April 30, 2018, the Company issued 10,630,000 shares of common stock with a fair value of $1,275,600 to settle the $500,000 of principal and $31,250 owed under the loan agreement.  The Company recorded a loss on settlement of debt of $744,350 during the year ended April 30, 2018.

(d)

On September 30, 2017, the Company entered into a loan agreement for a principal balance of $130,000.  The loan was subject to interest at 10% per annum and due on April 30, 2018. On May 24, 2018, the Company issued 2,600,000 shares of common stock to settle the $130,000 of principal and $6,500 of interest owing under the loan agreement (refer to Note 14). The fair value of the shares issued was determined to be $338,000, and as a result, the Company recorded a loss on settlement of debt of $201,500 during the year ended April 30, 2019.

(e)

On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000.  The loan bears interest at 10% per annum and was due on February 13, 2019. The loan remains unpaid at April 30, 2019.

(f)

On April 23, 2018, the Company entered into a loan agreement for a principal balance of $15,000.  The loan bears interest at 10% per annum and was due on May 15, 2018. The loan was repaid during the year ended April 30, 2019.

10. CONVERTIBLE DEBENTURES

(a)

On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (“SPA”) with Bellridge Capital L.P. (“Bellridge”), pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $526,316 (“Note”) for an aggregate purchase price of $500,000, net of a $26,316 original issue discount (“OID”) and $10,000 of legal fees. The Company also incurred additional debt issuance costs of $50,000. The total debt issue costs of $86,316 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. In addition, the Company issued 7,894,737 warrants to Bellridge exercisable after a period of six months at an exercise price equal to the lesser of (i) $0.10 per share and (ii) 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days. The Company also agreed to issue 2,793,296 shares to Bellridge in connection with the loan. The interest on the outstanding principal due under the Note accrued at a rate of 5% per annum. All principal and accrued interest under the Note was due on November 27, 2018 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

The Company evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts did not permit net settlement, as the shares to be delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features were not required to be separated from the host instrument and accounted for separately. As a result, at April 30, 2019, the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

The relative fair values of the convertible note, the warrants and the shares were $140,733, $284,751 and $100,832, respectively. The effective conversion price was then determined to be $0.063. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the shares issuable of $100,832 and an equivalent discount that reduced the carrying value of the convertible debt to $425,484. The Company then recognized the relative fair value of the warrants of $284,751 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $140,733. The beneficial conversion feature of $54,417, the OID of $26,316 and debt financing costs of $60,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount was being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

On November 27, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded accretion of discount of $490,305 (2018 - $36,010) and a 30% principal increase of $157,895 (2018 - $nil) as a result of default, increasing the carrying value of the loan to $684,211. As at April 30, 2019, the Company has recorded accrued interest of $125,796 (2018 - $10,454).

b)

On April 2, 2018, April 5, 2018 and April 13, 2018, the Company amended (the “Amendments”) the November 27, 2017 Securities Purchase Agreement. Pursuant to the Amendments the Company issued Bellridge warrants to purchase 85,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company also issued a senior secured convertible promissory note in the aggregate principal amount of $315,790 (“Note”) for an aggregate purchase price of $295,000, net of a $15,790 OID and $5,000 of legal fees. The Company also incurred additional debt issuance costs of $30,000 and issued a warrant to purchase 560,717 shares of the Company’s common stock at an exercise price of $0.10 per share. The total debt issue costs of $50,672 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. The interest on the outstanding principal due under the Note accrued at a rate of 5% per annum. All principal and accrued interest under the Note was due on December 20, 2018 and was convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded accretion of discount of $307,009 (2018 - $8,781) and a 30% principal increase of $94,737 (2018 - $nil) as a result of default, increasing the carrying value of the loan to $410,527. As at April 30, 2019, the Company has recorded accrued interest of $61,101 (2018 - $1,524).

c)

On June 1, 2018, the Company issued a senior secured convertible promissory note in the aggregate principal amount of $210,527 (“Note”) for an aggregate purchase price of $200,000, net of a $10,527 OID. The Company also incurred additional debt issuance costs of $20,000. The total debt issue costs of $30,527 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. The interest on the outstanding principal due under the Note accrues at a rate of 5% per annum. All principal and accrued interest under the Note is due on June 1, 2019 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded accretion of discount of $175,435 (2018 - $nil) and a 30% principal increase of $63,158 (2018 - $nil) as a result of default, increasing the carrying value of the loan to $273,685. As at April 30, 2019, the Company has recorded accrued interest of $38,542 (2018 - $nil).

As part of the SPA, Bellridge is loaning the Company a minimum of $500,000 to a maximum of $1,500,000 (“Loan”). The first three tranches were the $1,000,000 in the form of the Notes above. The next and final tranche of $500,000 will be funded upon the effectiveness of the registration statement that the Company is required to file covering the shares of common stock issuable upon conversion of the Notes.

As part of the Bellridge Agreements, the Company also executed Registration Rights Agreement, Intellectual Property Security Interest Agreement, Subsidiary Guaranty and a Security Interest Agreement in all the Company’s assets to Bellridge.

11. LICENSE

On November 6, 2017 the Company issued 60,000,000 shares of common stock pursuant to the terms of an Exclusive Software License Agreement (the “Agreement”) with Black Cactus Holdings, LLC (“Black Cactus LLC”) to acquire an exclusive software license for the Black Cactus blockchain development software platform and related intellectual property (the “Software”) and the Agreement includes a service contract with the CEO of Black Cactus LLC to join the Company as a director and officer. The Company did not receive the use of the Software platform and accordingly no asset has been recognized. Consulting costs of $228,000 incurred in connection with the Agreement were recorded in expenses during the year ended April 30, 2018. On April 25, 2018, the Company and Black Cactus LLC agreed to terminate the Agreement and the 60,000,000 shares of common stock issued pursuant to the agreement were returned to the Company for cancellation.

12. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represented the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which was recognized as and included in product development and website costs. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, and as at April 30, 2019, $350,000 (2018 - $350,000) is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs did not meet the criteria for capitalization, and therefore were treated as an operating expense in fiscal 2018. During the year ended April 30, 2019, the Company determined it would not proceed with its plan to create a technology business in mining digital currency.

.

13. COMMITMENTS

(a)

On July 1, 2017, the Company entered into a Strategic Management and Advisory Agreement for consulting services and investor relations services to be provided over a period of twelve months commencing July 1, 2017. In consideration, the Company paid a total monthly fee of $3,000 cash and issued a total of 1,000,000 shares of common stock. On July 26, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $260,000, which was recorded as a prepaid expense and amortized over the term of the agreement. During the year ended April 30, 2019, the Company recognized $43,333 (2018 - $216,666) of consulting expense.

(b)

On November 8, 2017, the Company entered into a Financial Advisor Agreement with an unrelated third party for consulting services and investor relations services to be provided over a period of three months commencing November 8, 2017. In consideration, the Company paid an initial fee of $20,000 cash. In addition, if the Company closed any transactions made with any introduction made by the unrelated third party, the Company would pay an industry-standard cash fee of 10% on all equity or equity-linked capital invested, which will be recorded as debt financing costs. On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (refer to Note 10) whereby the introduction was made by the unrelated third party. During the year ended April 30, 2018, the Company recognized $100,000 of debt financing costs (refer to Note 10) and issued 560,717 warrants exercisable at $0.10 pursuant to the agreement. During the year ended April 30, 2019, the Company recognized $20,000 of debt financing costs (refer to Note 10).

(c)

On December 19, 2017, the Company entered into a Business Development Consultant Agreement for consulting services to be provided over a period of twelve months commencing December 19, 2017. In consideration, the Company paid a monthly fee of GBP10,000 cash and issued a total of 2,000,000 shares of common stock.. During the year ended April 30, 2018, the Company recognized $660,000 of consulting expense for the fair value of 2,000,000 common shares that was issued in February 2018. On April 26, 2018, the Company and the consultant entered into a Termination Agreement pursuant to which the agreement was terminated. Pursuant to the Termination Agreement, no further consideration is due and the consultant retained the 2,000,000 shares of common stock.

(d)

On January 4, 2018, the Company entered into an Equity Research Service Agreement for investor relations services to be provided over a period of twelve months commencing January 4, 2018. In consideration, on January 16, 2018, the Company issued 150,000 shares of common stock with a fair value of $57,000, which was recorded as a prepaid expense and amortized over the term of the agreement. During the year ended April 30, 2019, the Company recognized $28,500 (2018 - $19,000) of consulting expense.

(e)

On February 14, 2018, the Company entered into an Employment Agreement with a term of three years. Pursuant to the Employment Agreement, the Company agreed to issue 8,000,000 shares and pay the employee GBP250,000 in exchange for services. On July 9, 2018, the Company and the employee entered into a Settlement and General Release Agreement pursuant to which, the Company was to be issue the employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement and the fair value of $420,000 of the shares issuable (refer to Note 14) was expensed in July 2018.

14. STOCK

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

On June 27, 2017, the Company issued 10,000,000 shares of common stock with a fair value of $1,900,000 for BitReturn pursuant to a Definitive Acquisition Agreement (refer to Note 12).

On July 1, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $260,000 for investor relations services pursuant to a Strategic Management and Advisory Agreement (refer to Note 13(a)).

On July 26, 2017, the Company issued 2,500,000 shares of common stock with a fair value of $400,000 as signing bonuses pursuant to service agreements and the $400,000 fair value was expensed and included in consulting fees.

On November 6, 2017, the Company issued 60,000,000 shares of common stock with a fair value of $6,600,000 for a license fee pursuant to the Exclusive Software License Agreement. On April 27, 2018, the agreement was terminated and the 60,000,000 shares were cancelled (refer to Note 11).

On January 16, 2018, the Company authorized 3,200,000 shares of common stock to be issued pursuant to the Share Purchase Agreement with an unrelated third party and these shares remained held in treasury. Under the terms of the Agreement, the Company will purchase all the issued ordinary shares of the unrelated third party from its shareholders, thereby acquiring all the intellectual property, research and development, contracts, accounts receivable and licenses owned by the unrelated third party. In exchange, the Company will issue 3,200,000 shares of its common stock to the unrelated third party’s shareholders. The Agreement will not close and the acquisition will not be complete until the Company receives the source code and software to the unrelated third party’s intellectual property for all of the unrelated third party’s programs, platforms and products and these assets have been independently verified. Additionally, if the shares issued to the unrelated third party shareholders do not have an aggregate value of $2,000,000 by January 15, 2019, the unrelated third party shareholders are entitled to have additional shares issued to them so that they hold shares equal to $2,000,000 as of that date. As the Company has not received the source code and software relating to the intellectual property, the Agreement was terminated, and the 3,200,000 common shares held in treasury were cancelled on May 23, 2018.

On January 16, 2018, the Company issued 150,000 shares of common stock with a fair value of $57,000 for investor relations services pursuant to an Equity Research Services Agreement (refer to Note 13(d)).

On February 5, 2018, the Company issued 2,000,000 shares of common stock with a fair value of $660,000 for consulting services pursuant to a Business Development Agreement (refer to Note 13(c)).

On April 20, 2018, the Company issued 2,793,296 shares of common stock with a fair value of $100,832 as financing fees pursuant to the Securities Purchase Agreement (refer to Note 10).

On April 30, 2018, the Company issued 10,630,000 shares of common stock to settle the $500,000 of principal and $31,250 owed under a loan agreement (refer to Note 9(c)).

On May 24, 2018, the Company issued 2,600,000 shares of common stock to settle the $130,000 of principal and $6,500 owed under a loan agreement (refer to Note 9(d)).

On July 9, 2018, the Company entered into a Settlement and General Release Agreement pursuant to which the Company would issue an employee 6,000,000 shares of common stock in exchange for release from an Employment Agreement (refer to Note 13(e)). The fair value of the shares on the date of settlement of $420,000 is presented as of April 30, 2019 as shares issuable because the shares have not been issued to date.

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

As at April 30, 2019, there are 166,073,296 shares of common stock issued and outstanding.

PREFERRED STOCK - SERIES A

As at April 30, 2019, there are no issued and outstanding Series A Preferred Stock.

15. SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2017	—	—
Issued	93,455,454	0.10
Balance, April 30, 2018	93,455,454	0.10
Issued	—	—
Balance, April 30, 2019	93,455,454	0.10

As at April 30, 2019, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

7,894,737	0.0042*	May 27, 2022
560,717	0.10	March 29, 2023
85,000,000	0.10	April 5, 2023
93,455,454

__________

*The lower of $0.10 and 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days.

The weighted average remaining life of the warrants outstanding as at April 30, 2019 is 3.86 years.

16. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	April 30, 2019 $	April 30, 2018 $

Net loss	$4,294,852	$5,988,299
Income tax rate	21%	21%
Expected income tax benefit	(909,919)	(1,257,543)
Accretion	204,278	9,406
Loss on settlement of debt	42,315	156,314
Write-off loan advanced	—	10,500
Valuation allowance change	655,326	1,081,323
Provision for income taxes	$—	$—

The significant components of deferred income tax assets at April 30, 2019 and 2018, are as follows:

	April 30, 2019 $	April 30, 2018 $

Net operating loss carryforward	$1,779,191	$1,123,864
Valuation allowance	(1,779,191)	(1,123,864)
Net deferred income tax asset	$—	$—

The Company has net operating loss carryforwards of approximately $8,472,337 available to offset taxable income in future years which expires beginning in fiscal 2033. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

17. SUBSEQUENT EVENTS

On August 24, 2019, the Company entered into a Software License Agreement (“License Agreement”) with Charteris, Mackie, Baillie & Cummins Limited (“CMBC Limited”) to acquire a non-exclusive license for Black Cactus blockchain development software platform and related intellectual property (“Software”) which are licensed to CMBC Limited from Black Cactus LLC. As consideration, the Company shall pay CMBC Limited a royalty in the amount of five percent (5%) of the gross revenue received from the sublicense of the Software (“royalty”), due on a quarterly basis, and issue or assign an equivalent number of common shares to CMBC Limited that will represent 60% of the then issued shares of the Company. In addition, the Company will issue an option for CMBC Limited to acquire additional shares at par value ($0.0001) per share up to 60% of any shares issued under the existing Securities Purchase Agreements with Bellridge (Note 10). The closing of the License Agreement is conditional on the Company obtaining a written agreement with Bellridge to increase its line of credit from $1,500,000 to $5,000,000 (Note 10), and the assignment of a separate Software License Agreement between CMBC Limited and Benchmark Advisors Limited (“Benchmark”) originally granted to Benchmark on February 20, 2019.

During November 2019, the Company entered into an Assignment Agreement with CMBC Limited to acquire the assignment of a non-exclusive software license (“License”) for Software from Benchmark. As consideration for the assignment of the License, CMBC will be paid $250,000 directly from Bellridge on behalf of the Company as part of the increased line of credit of $5,000,000.