Form 10-Q
period 2019-07-31
BLACK CACTUS GLOBAL, INC.
filed 2020-06-30
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2019

or

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
		Emerging growth company	[_]

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

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

BLACK CACTUS GLOBAL, INC.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	July 31,	April 30,
	2019	2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$—
Prepaid expenses and other assets (Note 5)	3,230	3,230
TOTAL ASSETS	$3,230	$3,230

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	$693,280	$573,615
Amount payable for BitReturn (Note 9)	350,000	350,000
Convertible debentures (Note 8)	1,368,423	1,368,423
Loans payable (Note 7)	64,076	64,076
Total Liabilities	2,475,779	2,356,114

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 11)	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 166,073,296 and 166,073,296 shares issued and outstanding as of July 31, 2019 and April 30, 2019, respectively (Note 11)	16,608	16,608
Shares issuable (Note 10(e))	420,000	420,000
Additional paid-in capital	7,696,236	7,696,236
Accumulated deficit	(10,605,393)	(10,485,728)
Total Stockholders’ Deficit	(2,472,549)	(2,352,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,230	$3,230

Going concern (Note 2)
Commitments (Note 10)
Subsequent Events (Note 13)

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended July 31,
	2019	2018

OPERATING EXPENSES
Consulting (Note 10)	$—	$106,733
General and administrative	748	123,448
Investor relations	—	26,750
Professional fees	2,400	106,470

TOTAL OPERATING EXPENSES	$(3,148)	$(363,401)

OTHER EXPENSES
Accretion of discounts on convertible debentures (Note 8)	—	(110,085)
Loss on settlement of debt (Note 7(c))	—	(201,500)
Interest expense	(116,517)	(22,102)

NET LOSS AND COMPREHENSIVE LOSS	$(119,665)	$(697,088)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	166,073,296	115,395,035

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

(Unaudited)

							Additional		Total
	Preferred Stock		Common Stock		Treasury	Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2018	—	$—	166,673,296	$11,347	$1	$420,000	$5,343,588	$(6,190,876)	$(415,940)

Issuance of common stock to settle loans payable	—	—	2,600,000	260	—	—	337,740	—	338,000

Beneficial conversion features and warrants associated with convertible debt	—	—	—	—	—	—	144,908	—	144,908

Cancellation of treasury stock	—	—	(3,200,000)	1	(1)	—	—	—	—

Net loss for the period	—	—	—	—	—	—	—	(697,088)	(697,088)

Balance – July 31, 2018	—	$—	166,073,296	$11,608	$—	$420,000	$5,826,236	$(6,887,964)	$(630,120)

							Additional		Total
	Preferred Stock		Common Stock		Treasury	Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2019	—	$—	166,673,296	$16,608	$—	$420,000	$7,696,236	$(10,485,728)	$(2,352,884)

Net loss for the period	—	—	—	—	—	—	—	(119,665)	(119,665)

Balance – July 31, 2019	—	$—	166,073,296	$16,608	$—	$420,000	$7,696,236	$(10,605,393)	$(2,472,549)

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(119,665)	$(697,088)
Adjustments for non-cash amounts expensed:
Accretion of loan discounts	—	851
Accretion of convertible debt discount	—	110,085
Loss on settlement of debt	—	201,500
Accrued interest on debentures	115,887	—

Changes in operating assets and liabilities:
Prepaid expenses	—	89,437
Accounts payable and accrued liabilities	3,778	13,902

Net Cash Used in Operating Activities	—	(281,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net of repayments	—	157,289
Proceeds from issuance of convertible debt, net of debt financing costs	—	180,000
Proceeds from (repayments of) loans payable	—	(15,000)

Net Cash Provided by Financing Activities	—	322,289

Change in Cash and Cash Equivalents	—	40,976

Net effect of exchange rate changes on cash	—	523

Cash and Cash Equivalents, Beginning of Period	—	252

Cash and Cash Equivalents, End of Period	$—	$41,751

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations, and only incurred losses since inception. As at July 31, 2019, the Company has a working capital deficiency of $2,472,549 and an accumulated deficit of $10,605,393. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year-end is April 30.

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP to complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2019, and the results of its operations for the three months ended July 31, 2019 and cash flows for the three months ended July 31, 2019. The results of operations for the period ended July 31, 2019 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

The financial instruments consist principally of cash and cash equivalents, accounts payable, amount payable, loans payable and convertible debentures. The fair value of cash and cash equivalents when applicable is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Derivative liabilities are determined based on “Level 2” inputs, which are significant and observable. The Company believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2019 and April 30, 2019:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	July 31,	April 30,
	(Level 1)	(Level 2)	(Level 3)	2019	2019
Assets:
Cash and cash equivalents	$ —	$ —	$ —	$ —	$ —

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

4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at July 31, 2019, the Company has working capital deficiency of $2,472,549 and requires additional funding to meet its current obligations. The Company’s current obligations include accounts payable and accrued liabilities which have contractual maturities of less than 60 days and are subject to normal trade terms, loans payable which are due on demand, and convertible debts which have defaulted and are due on demand. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	July 31, 2019	April 30, 2019

Accounts payable	$345,929	$345,181
Accrued liabilities	6,044	3,014
Interest payable	341,307	225,420
	$693,280	$573,615

7. LOANS PAYABLE

The balance presented for loans payable consist of the following amounts:

(a)

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and was due on July 15, 2018. As at July 31, 2019, the Company has received gross loan proceeds of $54,176. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the year ended April 30, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $3,918. During the year ended April 30, 2018, the Company repaid $nil of principal and recognized accretion of the discount of $851. During the three months ended July 31, 2019, the Company repaid $nil of principal and recognized accretion of the discount of $nil. At July 31, 2019, the net carrying value of the loan was $38,576 which is due on demand.

(b)	As at July 31, 2019, the Company was indebted for loans amounting to $500 (April 30, 2019 - $500). The amounts are unsecured, non-interest bearing and due on demand.

(c)

On September 30, 2017, the Company entered into a loan agreement for a principal balance of $130,000.  The loan was subject to interest at 10% per annum and due on April 30, 2018. On May 24, 2018, the Company issued 2,600,000 shares of common stock to settle the $130,000 of principal and $6,500 of interest owing under the loan agreement (refer to Note 11). The fair value of the shares issued was determined to be $338,000, and as a result, the Company recorded a loss on settlement of debt of $201,500 during the three months ended July 31, 2018.

(d)

On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000. The loan bears interest at 10% per annum and is due on February 13, 2019. The loan remains unpaid at July 31, 2019.

8. CONVERTIBLE DEBENTURES

a)

On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (“SPA”) with Bellridge Capital L.P. (“Bellridge”), pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $526,316 (“Note”) for an aggregate purchase price of $500,000, net of a $26,316 original issue discount (“OID”) and $10,000 of legal fees. The Company also incurred additional debt issuance costs of $50,000. The total debt issue costs of $86,316 have been netted against the principal and will be amortized over the term of the loan using the effective interest method. In addition, the Company issued 7,894,737 warrants to Bellridge exercisable after a period of six months at an exercise price equal to the lesser of (i) $0.10 per share and (ii) 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days. The Company also agreed to issue 2,793,296 shares to Bellridge in connection with the loan. The interest on the outstanding principal due under the Note were accrued at a rate of 5% per annum. All principal and accrued interest under the Note was due on November 27, 2018 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts did not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features were not required to be separated from the host instrument and accounted for separately. As a result, at July 31, 2019, the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

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

On November 27, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $157,895 as a result of default, increasing the carrying value of the loan to $684,211. During the three months ended July 31, 2019, the Company recorded accretion of discount of $nil (2018 - $36,010). As at July 31, 2019, the Company has recorded accrued interest of $184,278 (April 30, 2019 - $125,796).

b)

On April 2, 2018, April 5, 2018 and April 13, 2018, the Company amended (the “Amendments”) the November 27, 2017 Securities Purchase Agreement. Pursuant to the Amendments the Company issued Bellridge warrants to purchase 85,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company also issued a senior secured convertible promissory note in the aggregate principal amount of $315,790 (“Note”) for an aggregate purchase price of $295,000, net of a $15,790 OID original issue discount and $5,000 of legal fees. The Company also incurred additional debt issuance costs of $30,000 and issued a warrant to purchase 560,717 shares of the Company’s common stock at an exercise price of $0.10 per share. The total debt issue costs of $50,672 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. The interest on the outstanding principal due under the Note accrued at a rate of 5% per annum. All principal and accrued interest under the Note was due on December 20, 2018 and was convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $94,737 as a result of default, increasing the carrying value of the loan to $410,527. During the three months ended July 31, 2019, the Company recorded accretion of discount of $nil (2018 - $24,440). As at July 31, 2019, the Company has recorded accrued interest of $95,590 (April 30, 2019 - $61,101).

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $63,158 as a result of default, increasing the carrying value of the loan to $273,685. As at July 31, 2019, the Company has recorded accrued interest of $61,439 (April 30, 2019 - $38,542).

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

9. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represented the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which was recognized as and included in product development and website costs. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, and as at July 31, 2019, $350,000 (April 30, 2019 - $350,000) is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs did not meet the criteria for capitalization, and therefore were treated as an operating expense. During the year ended April 30, 2019, the Company determined it would not proceed with its plan to create a technology business in mining digital currency.

10. COMMITMENTS

(a)

On July 1, 2017, the Company entered into a Strategic Management and Advisory Agreement for consulting services and investor relations services to be provided over a period of twelve months commencing July 1, 2017. In consideration, the Company paid a total monthly fee of $3,000 cash and issued a total of 1,000,000 shares of common stock. On July 26, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $260,000, which was recorded as a prepaid expense and will be amortized over the term of the agreement. During the three months ended July 31, 2019, the Company recognized $nil (2018 - $43,333) of consulting expense.

(b)

On November 8, 2017, the Company entered into a Financial Advisor Agreement with an unrelated third party for consulting services and investor relations services to be provided over a period of three months commencing November 8, 2017. In consideration, the Company paid an initial fee of $20,000 cash. In addition, if the Company closed any transactions made with any introduction made by the unrelated third party, the Company would pay an industry-standard cash fee of 10% on all equity or equity-linked capital invested, which will be recorded as debt financing costs. On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (refer to Note 8) whereby the introduction was made by the unrelated third party. During the year ended April 30, 2018, the Company recognized $100,000 of debt financing costs (refer to Note 8) and issued 560,717 warrants exercisable at $0.10 pursuant to the agreement. During the three months ended July 31, 2019, the Company recognized $nil (2018 - $20,000) of debt financing costs (refer to Note 8).

(c)

On December 19, 2017, the Company entered into a Business Development Consultant Agreement for consulting services to be provided over a period of twelve months commencing December 19, 2017. In consideration, the Company paid a monthly fee of GBP10,000 cash and issued a total of 2,000,000 shares of common stock. During the year ended April 30, 2019, the Company issued 2,000,000 shares of common stock with a fair value of $660,000. During the year ended April 30, 2018, the Company recognized $660,000 of consulting expense for the fair value of 2,000,000 common shares that was issued in February 2018. On April 26, 2018, the Company and the consultant entered into a Termination Agreement pursuant to which the agreement was terminated. Pursuant to the Termination Agreement, no further consideration is due and the consultant retained the 2,000,000 shares of common stock.

(d)

On January 4, 2018, the Company entered into an Equity Research Service Agreement for investor relations services to be provided over a period of twelve months commencing January 4, 2018. In consideration, on January 16, 2018, the Company issued 150,000 shares of common stock with a fair value of $57,000, which was recorded as a prepaid expense and will be amortized over the term of the agreement. During the three months ended July 31, 2019, the Company recognized $nil (2018 - $14,250) of consulting expense.

(e)

On February 14, 2018, the Company entered into an Employment Agreement with a term of three years. Pursuant to the Employment Agreement, the Company agreed to issue 8,000,000 shares and pay the employee GBP250,000 in exchange for services. On July 9, 2018, the Company and the employee entered into a Settlement and General Release Agreement pursuant to which, the Company was to issue the employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement and the fair value of $420,000 of the shares issuable (refer to Note 11) was expensed in July 2018.

11. STOCK

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

On May 24, 2018, the Company issued 2,600,000 shares of common stock to settle the $130,000 of principal and $6,500 owed under the loan agreement described in Note 7(c).

On July 9, 2018, the Company entered into a Settlement and General Release Agreement pursuant to which the Company would issue an employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement described in Note 10(e). The fair value of the shares on the date of settlement of $420,000 is presented as of July 31, 2019 as shares issuable because the shares have not been issued to date.

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

As at July 31, 2019, there are 166,073,296 shares of common stock issued and outstanding.

PREFERRED STOCK - SERIES A

As at July 31, 2019, there are no issued and outstanding Series A Preferred Stock.

12. SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2019	93,455,454	0.10
Issued	—	—
Balance, July 31, 2019	93,455,454	0.10

As at July 31, 2019, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

7,894,737	0.021*	May 27, 2022
560,717	0.10	March 29, 2023
85,000,000	0.10	April 5, 2023
93,455,454

__________

* The lower of $0.10 and 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days.

The weighted average remaining life of the warrants outstanding as at July 31, 2019 is 3.61 years.

13. SUBSEQUENT EVENTS

(a)

On August 24, 2019, the Company entered into a Software License Agreement (“License Agreement”) with Charteris, Mackie, Baillie & Cummins Limited (“CMBC Limited”) to acquire a non-exclusive license for Black Cactus blockchain development software platform and related intellectual property (“Software”) which are licensed to CMBC Limited from Black Cactus LLC. As consideration, the Company shall pay CMBC Limited a royalty in the amount of five percent (5%) of the gross revenue received from the sublicense of the Software (“royalty”), due on a quarterly basis, and issue or assign an equivalent number of common shares to CMBC Limited that will represent 60% of the then issued shares of the Company. In addition, the Company will issue an option for CMBC Limited to acquire additional shares at par value ($0.0001) per share up to 60% of any shares issued under the existing Securities Purchase Agreements with Bellridge (Note 8). The closing of the License Agreement is conditional on the Company obtaining a written agreement with Bellridge to increase its line of credit from $1,500,000 to $5,000,000 (Note 8), and the assignment of a separate Software License Agreement between CMBC Limited and Benchmark Advisors Limited (“Benchmark”) originally granted to Benchmark on February 20, 2019.

During November 2019, the Company entered into an Assignment Agreement with CMBC Limited to acquire the assignment of a non-exclusive software license (“License”) for Software from Benchmark. As consideration for the assignment of the License, CMBC will be paid $250,000 directly from Bellridge on behalf of the Company as part of the increased line of credit of $5,000,000.

(b)

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds. Management continues to monitor the situation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended July 31, 2019 should be read together with our unaudited financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

During the quarterly period ended July 31, 2019, we were not deemed an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). A company continues to be deemed an “emerging growth company” until the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under the Securities Act of 1933. Our first sale of common equity pursuant to an effective registration statement was during the three months ended October 31, 2013, and last day of the fiscal year of the fifth anniversary of the date of the first sale of our common equity securities was April 30, 2019. As a result, after April 30, 2019, we were no longer an “emerging growth company”.

Critical Accounting Policies

As of July 31, 2019, there were no critical accounting policies. See the footnotes to our unaudited financial statements, included elsewhere in this quarterly report on Form 10-Q, for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

There is no historical financial information about us upon which to base an evaluation of our performance. We had net loss of $119,665 and $697,088 for the three months ended July 31, 2019 and 2018, respectively.

We did not generate any revenues from our operations for the three months ended July 31, 2019 or 2018. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

During the three months ended July 31, 2019 and 2018, we had operating expenses of $3,148 and $363,401, respectively. The decrease in operating expenses is primarily due to a decrease in consulting fees of $106,733, a decrease in general and administrative of $122,700, and a decrease in professional fees of $104,070.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Three Months Ended July 31, 2019	For the Three Months Ended July 31, 2018
Revenue	—	—
Cost of Revenue	—	—
Net Loss (Income) and Comprehensive (Loss) Income	$(119,665)	$(697,088)
Net Loss (Income) per Common Share, Basic and Diluted	(0.00)	(0.01)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	166,073,296	165,395,035

Management’s Plan of Operation

We do not have adequate funds to satisfy our working capital requirements for the next twelve months. We have borrowed a total of $1,000,000 from Bellridge Capital LP (“Bellridge”) to fund our planned plan of operations in digital currency mining. We sold Bellridge our Senior, Secured Convertible Promissory Notes (the “Notes”).  Thus far, Bellridge has purchase $1,000,000 in Notes. Pursuant to the terms of our agreements with Bellridge, we were required to file a registration statement with the SEC to register the shares of Common Stock to be issued under those agreements. We filed the registration statement on April 24, 2018 but it has not yet been declared effective.  We received the third tranche of $200,000 from Bellridge after the first set of SEC comments.  We may not receive the fourth and final tranche of $500,000 unless and until the registration statement is declared effective by the SEC. We cannot estimate when our registration statement will be declared effective by the SEC. Under certain conditions, Bellridge may not have to purchase the fourth Notes.  These conditions include any acts constituting default under any of the Notes or the agreements entered into at the time of the first purchase of the Note issued on November 27, 2017.  Until such time as we receive the final $500,000 of funding from Bellridge, in the interim, we may not be able to completely implement and commence our proposed plan of operations.

As of July 31, 2019, we had not yet had any revenues from our services in the digital currency mining field.

Liquidity and Capital Resources

As of July 31, 2019, we had not generated any revenues from our business operations. As at July 31, 2019, there were 166,073,296 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to July 31, 2019 is $90,500.

As of July 31, 2019, we had no cash on hand compared to $41,751 as of July 31, 2018. Our cash was not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.

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

During the three months ended July 31, 2019 and 2018, we had operating expenses of $3,148 and $363,401, respectively. Historically, we have relied on loans to fund general and administrative operating expenses. As of July 31, 2019, we had a working capital deficiency of $2,472,549.

As of July 31, 2019, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of July 31, 2019 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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