Form 10-Q
period 2020-01-31
BLACK CACTUS GLOBAL, INC.
filed 2020-06-30
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2020

or

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

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

BLACK CACTUS GLOBAL, INC.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	January 31,	April 30,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$—
Prepaid expenses and other assets (Note 5)	3,230	3,230
TOTAL ASSETS	$3,230	$3,230

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	$925,170	$573,615
Amount payable for BitReturn (Note 10)	350,000	350,000
Convertible debentures (Note 9)	1,368,423	1,368,423
Loans payable (Note 8)	89,046	64,076
Total Liabilities	2,732,639	2,356,114

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 12)	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 166,073,296 and 166,073,296 shares issued and outstanding as of January 31, 2020 and April 30, 2019, respectively (Note 12)	16,608	16,608
Shares issuable (Note 11(e))	420,000	420,000
Additional paid-in capital	7,696,236	7,696,236
Accumulated deficit	(10,862,253)	(10,485,728)
Total Stockholders’ Deficit	(2,729,409)	(2,352,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,230	$3,230

Going concern (Note 2)
Commitments (Note 10)
Subsequent Event (Note 14)

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2020	2019	2020	2019

OPERATING EXPENSES
Consulting (Note 11)	$—	$—	$—	$75,133
General and administrative	1,036	753	3,289	27,855
Investor relations	—	17,833	—	71,333
Professional fees	7,328	4,120	9,728	131,954
Stock-based compensation (Note 12)	—	—	—	1,875,000

TOTAL OPERATING EXPENSES	$(8,364)	$(22,706)	$(13,017)	$(2,181,275)

OTHER EXPENSES
Accretion of discounts on convertible debentures (Note 9)	—	(522,841)	—	(972,750)
Allowance for receivables (Note 7(a))	—	—	—	(339,554)
Loss on settlement of debt (Note 8(c))	—	—	—	(201,500)
Interest expense	(125,827)	(397,059)	(363,508)	(431,022)

NET LOSS AND COMPREHENSIVE LOSS	$(134,191)	$(942,606)	$(376,525)	$(4,126,101)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	166,073,296	166,073,296	166,073,296	132,695,035

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

(Unaudited)

							Additional		Total
	Preferred Stock		Common Stock		Treasury	Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2018	—	$—	166,673,296	$11,347	$1	$420,000	$5,343,588	$(6,190,876)	$(415,940)

Issuance of common stock to settle loans payable	—	—	2,600,000	260	—	—	337,740	—	338,000

Beneficial conversion features and warrants associated with convertible debt	—	—	—	—	—	—	144,908	—	144,908

Cancellation of treasury stock	—	—	(3,200,000)	1	(1)	—	—	—	—

Net loss for the period	—	—	—	—	—	—	—	(697,088)	(697,088)

Balance – July 31, 2018	—	$—	166,073,296	$11,608	$—	$420,000	$5,826,236	$(6,887,964)	$(630,120)

Stock-based compensation	—	—	—	5,000	—	—	1,870,000	—	1,875,000

Net loss for the period	—	—	—	—	—	—	—	(2,486,407)	(2,486,407)

Balance – October 31, 2018	—	$—	166,073,296	$16,608	$—	$420,000	$7,696,236	$(9,374,371)	$(1,241,527)

Net loss for the period	—	—	—	—	—	—	—	(942,606)	(942,606)

Balance – January 31, 2019	—	$—	166,073,296	$16,608	$—	$420,000	$7,696,236	$(10,316,977)	$(2,184,133)

							Additional		Total
	Preferred Stock		Common Stock		Treasury	Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2019	—	$—	166,673,296	$16,608	$—	$420,000	$7,696,236	$(10,485,728)	$(2,352,884)

Net loss for the period	—	—	—	—	—	—	—	(119,665)	(119,665)

Balance – July 31, 2019	—	$—	166,073,296	$16,608	$—	$420,000	$7,696,236	$(10,605,393)	$(2,472,549)

Net loss for the period	—	—	—	—	—	—	—	(122,669)	(122,669)

Balance – October 31, 2019	—	$—	166,073,296	$16,608	$—	$420,000	$7,696,236	$(10,728,062)	$(2,595,218)

Net loss for the period	—	—	—	—	—	—	—	(134,191)	(134,191)

Balance – January 31, 2020	—	$—	166,073,296	$16,608	$—	$420,000	$7,696,236	$(10,862,253)	$(2,729,409)

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Nine Months Ended January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(376,525)	$(4,126,101)
Adjustments for non-cash amounts expensed:
Accretion of loan discounts	—	851
Accretion of convertible debt discount	—	972,750
Accrued interest on debentures	361,618	421,656
Allowance for receivables	—	339,554
Loss on settlement of debt	—	201,500
Stock-based compensation	—	1,875,000

Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	160,790
Accounts payable and accrued liabilities	(10,063)	761

Net Cash Used in Operating Activities	(24,970)	(153,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net of repayments	—	(12,889)
Proceeds from issuance of convertible debt, net of debt financing costs	—	180,000
Proceeds from (repayments of) loans payable	24,970	(15,000)

Net Cash Provided by Financing Activities	24,970	152,111

Net effect of exchange rate changes on cash	—	897

Change in Cash and Cash Equivalents	—	(252)

Cash and Cash Equivalents, Beginning of Period	—	252

Cash and Cash Equivalents, End of Period	$—	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations, and only incurred losses since inception. As at January 31, 2020, the Company has a working capital deficiency of $2,729,409 and an accumulated deficit of $10,862,253. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2020, and the results of its operations for the three and nine months ended January 31, 2020 and cash flows for the nine months ended January 31, 2020. The results of operations for the period ended January 31, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of January 31, 2020 and April 30, 2019:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	January 31,	April 30,
	(Level 1)	(Level 2)	(Level 3)	2020	2019
Assets:
Cash and cash equivalents	$ —	$ —	$ —	$ —	$ —

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

4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at January 31, 2020, the Company has a working capital deficiency of $2,729,409 and requires additional funding to meet its current obligations. The Company’s current obligations include accounts payable and accrued liabilities which have contractual maturities of less than 60 days and are subject to normal trade terms, loans payable which are due on demand, and convertible debts which have defaulted and are due on demand. The Company requires additional financing to meet its current obligations. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	January 31, 2020	April 30, 2019

Accounts payable	$323,500	$345,181
Accrued liabilities	14,632	3,014
Interest payable	587,038	225,420
	$925,170	$573,615

7. RELATED PARTY TRANSACTIONS AND BALANCES

(a)

During the nine months ended January 31, 2020, the Company made payments totaling $Nil (2019 - $339,554) related to expenses overseen by the former CFO, President and Chairman of the Board. The Company had not been provided invoices or other support for these expenses. The Company intends to recover the full amount of $339,554, from the former CFO, President and Chairman of the Board, however ultimate collection is uncertain as at January 31, 2020 and the full amount was written off as allowance for receivables during the nine months ended January 31, 2019.

As at January 31, 2020, the Company has a balance due from related parties, net of allowances for uncollectible receivables, of $Nil (April 30, 2019 - $Nil). The amount is unsecured, non-interest bearing and due on demand.

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

8. LOANS PAYABLE

The balance presented for loans payable consist of the following amounts:

(a)

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and was due on July 15, 2018. As at January 31, 2020, the Company has received gross loan proceeds of $54,176. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the year ended April 30, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $3,918. During the year ended April 30, 2018, the Company repaid $nil of principal and recognized accretion of the discount of $851. During the nine months ended January 31, 2020, the Company repaid $nil of principal and recognized accretion of the discount of $nil. At January 31, 2020, the net carrying value of the loan was $38,576 (April 30, 2019 - $38,576) which is due on demand.

(b)	As at January 31, 2020, the Company was indebted for loans amounting to $500 (April 30, 2019 - $500). The amounts are unsecured, non-interest bearing and due on demand.

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

(d)

On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000. The loan bears interest at 10% per annum and is due on February 13, 2019. The loan remains unpaid at January 31, 2020.

(e)

As at January 31, 2020, the Company was indebted for loans amounting to $24,970 (April 30, 2019 - $nil) owing to Bellridge Capital L.P. (“Bellridge”). The amounts are unsecured, non-interest bearing and due on demand.

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

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts did not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features were not required to be separated from the host instrument and accounted for separately. As a result, at January 31, 2020, the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

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

On November 27, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $157,895 as a result of default, increasing the carrying value of the loan to $684,211. During nine months ended January 31, 2020, the Company recorded accretion of discount of $nil (2019 - $490,305). As at January 31, 2020, the Company has recorded accrued interest of $308,238 (April 30, 2019 - $125,796).

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $94,737 as a result of default, increasing the carrying value of the loan to $410,527. During the nine months ended January 31, 2020, the Company recorded accretion of discount of $nil (2019 - $307,009). As at January 31, 2020, the Company has recorded accrued interest of $168,767 (April 30, 2019 - $61,101).

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $63,158 as a result of default, increasing the carrying value of the loan to $273,685. During the nine months ended January 31, 2020, the Company recorded accretion of discount of $nil (2019 – $175,436). As at January 31, 2020, the Company has recorded accrued interest of $110,033 (April 30, 2019 - $38,542).

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

10. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represented the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which was recognized as and included in product development and website costs. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, and as at January 31, 2020, $350,000 (April 30, 2019 - $350,000) is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs did not meet the criteria for capitalization, and therefore were treated as an operating expense in fiscal 2018. During the year ended April 30, 2019, the Company determined it would not proceed with its plan to create a technology business in mining digital currency and would no longer utilize the brand BitReturn.

11. COMMITMENTS

(a)

On July 1, 2017, the Company entered into a Strategic Management and Advisory Agreement for consulting services and investor relations services to be provided over a period of twelve months commencing July 1, 2017. In consideration, the Company paid a total monthly fee of $3,000 cash and issued a total of 1,000,000 shares of common stock. On July 26, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $260,000, which was recorded as a prepaid expense and will be amortized over the term of the agreement. During the nine months ended January 31, 2020, the Company recognized $nil (2019 - $43,333) of consulting expense.

(b)

On November 8, 2017, the Company entered into a Financial Advisor Agreement with an unrelated third party for consulting services and investor relations services to be provided over a period of three months commencing November 8, 2017. In consideration, the Company paid an initial fee of $20,000 cash. In addition, if the Company closed any transactions made with any introduction made by the unrelated third party, the Company would pay an industry-standard cash fee of 10% on all equity or equity-linked capital invested, which will be recorded as debt financing costs. On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (refer to Note 9) whereby the introduction was made by the unrelated third party. During the year ended April 30, 2018, the Company recognized $100,000 of debt financing costs (refer to Note 9) and issued 560,717 warrants exercisable at $0.10 pursuant to the agreement. During the nine months ended January 31, 2020, the Company recognized $nil (2019 - $20,000) of debt financing costs (refer to Note 9).

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

(d)

On January 4, 2018, the Company entered into an Equity Research Service Agreement for investor relations services to be provided over a period of twelve months commencing January 4, 2018. In consideration, on January 16, 2018, the Company issued 150,000 shares of common stock with a fair value of $57,000, which was recorded as a prepaid expense and will be amortized over the term of the agreement. During the nine months ended January 31, 2020, the Company recognized $nil (2019 - $28,500) of consulting expense.

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

(f)

On August 24, 2019, the Company entered into a Software License Agreement (“License Agreement”) with Charteris, Mackie, Baillie & Cummins Limited (“CMBC Limited”) to acquire a non-exclusive license for Black Cactus blockchain development software platform and related intellectual property (“Software”) which are licensed to CMBC Limited from Black Cactus LLC. As consideration, the Company shall pay CMBC Limited a royalty in the amount of five percent (5%) of the gross revenue received from the sublicense of the Software (“royalty”), due on a quarterly basis, and issue or assign an equivalent number of common shares to CMBC Limited that will represent 60% of the then issued shares of the Company. In addition, the Company will issue an option for CMBC Limited to acquire additional shares at par value $(0.0001) per share up to 60% of any shares issued under the existing Securities Purchase Agreements with Bellridge (Note 9). The closing of the License Agreement is conditional on the Company obtaining a written agreement with Bellridge to increase its line of credit from $1,500,000 to $5,000,000 (Note 9), and the assignment of a separate Software License Agreement between CMBC Limited and Benchmark Advisors Limited (“Benchmark”) originally granted to Benchmark on February 20, 2019. As of January 31, 2020, the closing of the License Agreement has not been completed.

(g)

During November 2019, the Company entered into an Assignment Agreement with CMBC Limited to acquire the assignment of a non-exclusive software license (“License”) for Software from Benchmark. As consideration for the assignment of the License, CMBC will be paid $250,000 directly from Bellridge on behalf of the Company as part of the increased line of credit of $5,000,000. As of January 31, 2020, the closing of the Assignment Agreement has not been completed.

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

On July 9, 2018, the Company entered into a Settlement and General Release Agreement pursuant to which the Company would issue an employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement described in Note 10(e). The fair value of the shares on the date of settlement of $420,000 is presented as of January 31, 2020 as shares issuable because the shares have not been issued to date.

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

As at January 31, 2020, there are 166,073,296 shares of common stock issued and outstanding.

PREFERRED STOCK - SERIES A

As at January 31, 2020, there are no issued and outstanding Series A Preferred Stock.

13. SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2019	93,455,454	0.10
Issued	—	—
Balance, January 31, 2020	93,455,454	0.10

As at January 31, 2020, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

7,894,737	0.021*	May 27, 2022
560,717	0.10	March 29, 2023
85,000,000	0.10	April 5, 2023
93,455,454

__________

* The lower of $0.10 and 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days.

The weighted average remaining life of the warrants outstanding as at January 31, 2020 is 3.11 years.

14. SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended January 31, 2020 should be read together with our unaudited financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

On October 30, 2018, an aggregate of 50,000,000 shares of our common stock, which were issued in certificated form on April 27, 2018, in the amounts of 12,500,000 each to three of our former directors Dr. Pruthvinath Kancherla, Dr. Ravindranath Kancherla Dr. Ramesh Para, and to Sai Krishna Para, the nephew of Dr. Ramesh Para, were transferred into book entry form. These shares of common stock were issued to them in consideration for their services to be performed, in connection with our proposed acquisition of 29% of the outstanding common stock of Black Cactus Global Technologies Pvt. Limited (“BCGT”), a corporation organized under the laws of India, the CEO of which is Dr. Ramesh Para, the CEO of the Company, and were to be cancelled if the acquisition was not consummated. On October 24, 2018, we received notice from the applicable regulators, in India, that they would not approve our acquisition of the shares of common stock of BCGT. As a result, the transaction was never consummated. The 50,000,000 shares of our common stock issued to our former directors and Sai Krishna Para were to be cancelled as a result of the failure to consummate the acquisition of the shares of common stock of BCGT, but such shares have not yet been cancelled and continue to be issued and outstanding shares of common stock of the Company.

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

During the quarterly period ended January 31, 2020, we were not deemed an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). A company continues to be deemed an “emerging growth company” until the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under the Securities Act of 1933. Our first sale of common equity pursuant to an effective registration statement was during the three months ended October 31, 2013, and last day of the fiscal year of the fifth anniversary of the date of the first sale of our common equity securities was April 30, 2019. As a result, after April 30, 2019, we were no longer an “emerging growth company”.

Critical Accounting Policies

As of January 31, 2020, there were no critical accounting policies. See the footnotes to our unaudited financial statements, included elsewhere in this quarterly report on Form 10-Q, for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

There is no historical financial information about us upon which to base an evaluation of our performance. We had net loss of $134,191 and $942,606 for the three months ended January 31, 2020 and 2019, respectively and $376,525 and $4,126,101 for the nine months ended January 31, 2020 and 2019, respectively.

We did not generate any revenues from our operations for the three months ended January 31, 2020 or 2019 or for the nine months ended January 31, 2020 or 2019. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

During the three months ended January 31, 2020 and 2019, we had operating expenses of $8,364 and $22,706, respectively. The decrease in operating expenses is primarily due to a decrease in investor relations of $17,833.

During the nine months ended January 31, 2020 and 2019, we had operating expenses of $13,017 and $2,181,275, respectively. The decrease in operating expenses is primarily due to a decrease in consulting of $75,133, a decrease in investor relations of $71,333, a decrease in professional fees of $122,226, and the recognition of stock-based compensation expense to certain directors and a relative of a director of $1,875,000 in the prior period which did not recur during the current period.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Three Months Ended January 31, 2020	For the Three Months Ended January 31, 2019
Revenue	—	—
Cost of Revenue	—	—
Net Loss (Income) and Comprehensive (Loss) Income	$(134,191)	$(942,606)
Net Loss (Income) per Common Share, Basic and Diluted	(0.00)	(0.01)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	166,073,296	166,073,296

	For the Nine Months Ended January 31, 2020	For the Nine Months Ended January 31, 2019
Revenue	—	—
Cost of Revenue	—	—
Net Loss (Income) and Comprehensive (Loss) Income	$(376,525)	$(4,126,101)
Net Loss (Income) per Common Share, Basic and Diluted	(0.00)	(0.03)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	166,073,296	132,695,035

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

As of January 31, 2020, we had not yet had any revenues from our services in the digital currency mining field.

Liquidity and Capital Resources

As of January 31, 2020, we had not generated any revenues from our business operations. As at January 31, 2020, there were 166,073,296 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to January 31, 2020 is $90,500.

As of January 31, 2020, and 2019, we had no cash on hand. Our cash was not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.

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

During the nine months ended January 31, 2020 and 2019, we had operating expenses of $13,017 and $2,181,275, respectively. Historically, we have relied on loans to fund general and administrative operating expenses. As of January 31, 2020, we had a working capital deficiency of $2,729,409.

As of January 31, 2020, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of January 31, 2020 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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