Form 10-K
period 2020-04-30
BLACK CACTUS GLOBAL, INC.
filed 2020-07-30
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-55880

Black Cactus Global, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-2500923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 W. Division Street, Suite 137 Chicago, IL	60622
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number  (773) 683-1671

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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of October 31, 2019, the last business day of the second fiscal quarter, was approximately $1,295,371.71 based on a total number of shares of our common stock outstanding on that day of 166,073,296 and a closing price of $0.0078. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 400,283,740 shares of its common stock issued and outstanding as of July 28, 2020.

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

Company Overview

We are an early stage technology company focused on developing blockchain software platforms. Our plan is to license intellectual property and plan to build blockchain platforms for a variety of uses. Our initial efforts will focus on utilizing the intellectual property in two ways: to develop secure blockchain based supply chain and inventory control systems, and to develop a blockchain based trading platform in order to facilitate securities trading using either a fiat currency or cryptocurrency.

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

Intellectual Property

As of April 30, 2020, we did not have any intellectual property.  See, Recent Developments.

Employees

As of April 30, 2020, we had no employees. Our officers provided services to us on a contract basis as needed.

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

Recent Developments

As of June 29, 2020, the Company and Charteris, Mackie, Baillie and Cummins Limited (“CMBC”) entered into a waiver and agreement (the “Waiver Agreement”), pursuant to which the Company and CMBC agreed to close the following two pending licensing arrangements: (1) a non-exclusive license for a blockchain development software platform and related intellectual property pursuant to a Software License Agreement (the “License Agreement”), dated August 24, 2019, between the Company and CMBC, and (2) an assignment of a non-exclusive software license for certain software and intellectual property licensed by CMBC to Benchmark Advisors Limited (“Benchmark”) pursuant to an Assignment Agreement, dated November 15, 2019, between the Company, and CMBC and Benchmark (the “Benchmark Assignment” and together with the License Agreement, the “CMBC License Agreements”).

The closings of the license and assignment pursuant to the CMBC License Agreements were subject to a number of conditions, most of which had not been satisfied on or before the date of the closings. Pursuant to the Waiver Agreement, CMBC, among other things, waived all of the conditions that had not been satisfied in order to consummate the closings of the license and assignment pursuant to the CMBC License Agreements.

As of June 29, 2020, as consideration for the licenses provided under License Agreement and in satisfaction of its payment obligations under the License Agreement, the Company authorized the issuance of 249,109,944 restricted shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to Black Cactus Holdings LLC, the designee of CMBC, to be issued in two certificates each in the name of “Black Cactus Holdings LLC”, as follows: (i) one certificate representing 174,109,944 shares of Common Stock, which was issued and delivered to Black Cactus Holdings LLC, and (ii) one certificate representing 75,000,000 shares of Common Stock, which was supposed to be issued to Black Cactus Holdings LLC, but was reduced to 60,100,500 shares of Common Stock because the Company does not currently have enough authorized and unissued shares of Common Stock to issue all of such shares.  The Company intends to issue the remaining shares of Common Stock to Black Cactus Holdings LLC as soon as they become available.  The certificate for 60,100,500 shares is being held in escrow by the Company, and the certificate for the additional shares of Common Stock will also be held in escrow by the Company, until such time as certain shares of Common Stock have been cancelled on the certified shareholder records of the Company or as otherwise provided in the Waiver Agreement.

Effective as of June 29, 2020, Jeremy Towning notified the Company that he was resigning from his position as the Company’s Chief Executive Officer, but continues as the Chief Financial Officer and a director of the Company.

In connection with the closing of the License Agreement, effective as of June 29, 2020, the Board, pursuant to its powers under the Company’s bylaws, appointed Karyn Augustinus and Lawrence P. Cummins as members of the Company’s board of directors (the “Board”), Lawrence P. Cummins as Chief Executive Officer, and Lawrence C. Cummins as Vice President.

Item 1A. Risk Factors.

We are not required to provide the information required by this Item 1A as we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

For the year ended April 30, 2020, we required only limited office space for the administration of our business. For the year ended April 30, 2020, Mr. Sangha, a former officer and director of the Company, and Mr. Towning, an officer and director of the Company, provided us office space, free of charge at their respective offices.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock was quoted on the OTC Pink Sheets, which is sponsored by OTC Markets Group, Inc. The OTC Pink Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTC Pink Sheets under the symbol “BLGI.”

Holders

As of April 30, 2020, there were approximately 31 holders of record of our common stock.  This number does not include shares of common stock held by brokerage clearing houses, depositories or others in unregistered form.

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

On August 24, 2019, the Company entered into a Software License Agreement (“License Agreement”) with Charteris, Mackie, Baillie & Cummins Limited (“CMBC”) to acquire a non-exclusive license for Black Cactus blockchain development software platform and related intellectual property (“Software”) which are licensed to CMBC from Black Cactus LLC. As consideration, the License Agreement provides for the payment of a royalty to CMBC in the amount of five percent (5%) of the gross revenue received from the sublicense of the Software (“royalty”), due on a quarterly basis, and issue or assign an equivalent number of common shares to CMBC that will represent 60% of the then issued shares of the Company. In addition, the License Agreement provides for the issuance of an option for CMBC to acquire additional shares at par value ($0.0001) per share up to 60% of any shares issued under the existing Securities Purchase Agreements with Bellridge Capital LP (“Bellridge”). The closing of the License Agreement was subject to, among certain other conditions: (1) the Company obtaining a written agreement with Bellridge to increase its line of credit from $1,500,000 to $5,000,000; (2) the resignation of all the directors of the Company serving on the Board, during the quarterly period ended July 31, 2019, which was satisfied by the resignation of all of such directors on September 13, 2019, and the appointment of Lawrence P. Cummins, Karyn Augustinus and three non-executive independent Directors nominated by CMBC Limited; (3) the resignation of all the officers of the Company serving, during the quarterly period ended July 31, 2019, which was satisfied by the resignation of all of such officers on September 13, 2019, and the appointment of Lawrence P. Cummins as its President (after undertaking a review of the future plans of the Company, the Board of Directors will appoint a Chief Executive Officer); (4) proof satisfactory to CMBC Limited that fair resolutions have been entered into with certain persons, including Harpreet Sangha, the former Chairman of the Board and Chief Financial Officer of the Company, along with his family and known associates for the cancellation of the shares of the Company currently owned by them; (5) CMBC Limited is satisfied with the possibility of lifting the Cease Trade Order issued by the British Columbia Securities Commission on May 6, 2016, to the Company, ordering all persons to cease trading in the Company’s securities until the Company files the required records completed in accordance with the Securities Act, R.S.B.C. 1996 and the Executive Director revokes the Order; (6) the cancellation of $350,000 amount allegedly outstanding under the terms of the Definitive Acquisition Agreement, dated as of June 18, 2017, between the Company and the selling shareholders of BitReturn.ca; (7) repayment by the majority shareholder of the Company of $169,729 owed by such shareholder to the Company; and (8) the Company’s becoming current in its periodic filing with the SEC.

On November 15, 2019, the Company entered into an Assignment Agreement with CMBC in connection with the assignment of a nonexclusive software License (the “Assignment”) for Software from Benchmark Advisors Limited, the closing of which was subject to many of the same conditions for the closing of the License Agreement.

CMBC waived most of the conditions for closing the License Agreement and the Assignment, the Company became current in its filings of periodic reports with the Securities and Exchange Commission, and the closing was consummated on June 29, 2020.  See Business - Recent Developments.

Results of Operations

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred losses of $596,565 and $4,294,852 in our operations for the years ended April 30, 2020 and 2019, respectively.

We did not generate any revenues from our operations for the years ended April 30, 2020 or 2019. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Year Ended April 30, 2020	For the Year Ended April 30, 2019
Revenue	—	—
Operating Expenses	$96,411	$2,241,840
Net Loss and Comprehensive Loss	$(596,565)	$(4,294,852)
Net Loss per Common Share - Basic and Diluted	(0.00)	(0.02)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	166,073,296	194,033,844

Operating Expenses

We had operating expenses for the year ended April 30, 2020 of $96,411 compared to operating expenses of $2,241,840 for the year ended April 30, 2019, which reflects a reduction in operating expenses of $2,145,429 between those two periods.  The reason for this substantial reduction in operating expenses was as a result of the Company being inactive during this period.

Net Loss and Comprehensive Loss

We had net loss and comprehensive loss for the year ended April 30, 2020 of $596,565 compared to net loss and comprehensive loss of $4,294,852 for the year ended April 30, 2019, which reflects a reduction in net loss and comprehensive loss of $3,698,287 between those two periods.  The reason for this substantial reduction in net loss and comprehensive loss was a result of the Company being inactive during this period.

Management’s Plan of Operation

We do not have adequate funds to satisfy our working capital requirements for the next twelve months. We have borrowed a total of $1,000,000 from Bellridge to fund our planned plan of operations in digital currency mining. We sold Bellridge our Senior, Secured Convertible Promissory Notes (the “Notes”).  Thus far, Bellridge has purchased $1,000,000 in Notes. Pursuant to the terms of our agreements with Bellridge, we were required to file a registration statement with the SEC to register the shares of Common Stock to be issued under those agreements. We filed the registration statement on April 24, 2018 but it has not yet been declared effective. We may not receive the fourth and final tranche of $500,000 unless and until the registration statement is declared effective by the SEC. We cannot estimate when our registration statement will be declared effective by the SEC. Under certain conditions, Bellridge may not have to purchase the fourth Note.  These conditions include any acts constituting default under any of the Notes or the agreements entered into at the time of the first purchase of the Note issued on November 27, 2017.  Until such time as we receive the final $500,000 of funding from Bellridge, in the interim, we may not be able to completely implement and commence our proposed plan of operations.

In February 2020, we entered into a securities purchase agreement with Bellridge, pursuant to which we issued a convertible promissory note in the principal amount of $54,271. The funds were used for operating expenses during the year ended April 30, 2020.

As of April 30, 2020, we had not yet had any revenues from our services in the digital currency mining field.

Liquidity and Capital Resources

As of April 30, 2020, we had not generated any revenues from our business operations. As at April 30, 2020, there were 166,073,296 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to April 30, 2020 is $90,500.

As of April 30, 2020, and 2019, we had no cash on hand. As of April 30, 2020, we had a working capital deficiency of $2,905,112 and an accumulated deficit of $11,082,293 compared to $2,352,884 and $10,485,728, respectively as of April 30, 2019.  Our cash is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.  We also may sell additional secured, convertible promissory notes.

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

During the year ended April 30, 2020, we spent $596,565 on general and administrative operating expenses. We relied on loans to fund general and administrative operating expenses. As of April 30, 2020, we had no working capital.

As of April 30, 2020, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of April 30, 2020 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2020, primarily as a result of the fact that, as of April 30, 2020, we had limited resources, including the absence of a financial staff with accounting and financial expertise.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our directors will serve until their successors are elected and qualified. Our officers are appointed by the board of directors to a term of one year and serve until their successor is duly appointed, or until they are removed from office. The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, directors and vice president is set forth below:

NAME	AGE	POSITION(S)	Date of Appointment or Election

Jeremy Towning (1)	48	Director, Chief Financial Officer	Director: September 13, 2019; Chief Financial Officer: September 19, 2019
Lawrence P. Cummins	58	Director, Chief Executive Officer	June 29, 2020
Karyn Augustinus	51	Director	June 29, 2020
Lawrence C. Cummins	29	Vice President	June 29, 2020

__________

(1)

On September 13, 2019, the Company accepted Harpreet Sangha’s resignation from his position as Chairman of the Board and Chief Financial Officer, Dr. Ramesh Para’s resignation from his position as Chief Executive Officer and member of the Board, Dr, Ravindranath Kancheria from his position as a member of the Board, and Dr. Pruthvinath Kancheria as a member of the Board, effective immediately. In connection with this transition, on September 13, 2019, the Board appointed Jeremy Towning as a member of the Board. Mr. Towning was also appointed as Chief Executive Officer and Chief Financial Officer, but resigned as Chief Executive Officer upon the appointment of Lawrence P. Cummins as Chief Executive Officer on June 29, 2020.

Business Experience

Jeremy Towning

Jeremy Towning, 48, has served as a director and Chief Financial Officer of the Company since September 2019, Mr. Towning also served as the Chief Executive Officer of the Company from September 2019 to June 2020. In 2008, Mr. Towning began working in the acquisition, development and management of real estate for his family’s private company, Swissreal Investments Ltd. In 2017, Mr. Towning began investigating the potential of joining in the acquisition of potential medical marijuana facilities in Canada. There are no arrangements or understandings between Mr. Towning and any other persons pursuant to which he was selected as a director, Chief Executive Officer, or Chief Financial Officer.

Lawrence P. Cummins

Lawrence P. Cummins, 58, has served as a director and Chief Executive Officer of the Company since June 2020. Mr. Cummins previously served as the Company’s Chief Executive Officer and as a director from December 2017 to April 2018. Mr. Cummins founded CMBC in 1999. His primary focus at CMBC has been the development of blockchain based commercial solutions using AI, machine learning, IoT, big data, analytics and predictive analysis for financial transactions that encompass both fiat and crypto currencies. In 2015, Lawrence P. Cummins joined Black Cactus Holdings Pty Ltd as a director. In 2017, Lawrence P. Cummins joined Black Cactus Holdings LLC as a director.. He left the Company in April 2018 to pursue consultancy opportunities through his equity interest in CMBC.

Karyn Augustinus

Karyn Augustinus, 51, has served as a director of the Company since June 2020. Ms. Augustinus has been a director of Black Cactus Holdings Pty Ltd., since March 1996 and a director of CMBC, since July 2016.  Ms. Augustinus has more than 20 years of experience in the areas of customer, supplier and client management across several industries, including banking and international logistics.  She also has over 15 years of experience working with businesses in the gaming, loyalty and incentive industries.

Lawrence C. Cummins

Lawrence C. Cummins, 29, has served as a Vice President of the Company since June 2020.  Mr. Cummins was a research grant assistant for the University of Illinois Chicago’s School of Design on a joint project with the National Aeronautics and Space Administration in 2015. He joined CMBC as a Project Manager in 2016. His primary focus at CMBC is the design and development of CMBC’s web platforms. From 2016 to 2017, Mr. Cummins was a Project Manager of Black Cactus Holdings Pty Ltd where he managed the development and implementation of the music distribution platform. From 2016 to 2017, Mr. Cummins was a Media Design Manager at Nexstar Global, a joint venture between Milestone Group PLC, and Black Cactus Holdings Pty Ltd. His Focus at Nexstar Global was to develop Nexstar’s media publishing and distribution platform, as well as all branding related projects.

Family Relationships

Lawrence P. Cummins and Lawrence C. Cummins are father and son. There are no other family relationships between any of the Company’s directors or officers.

Board of Directors

The Board of Directors oversees our business affairs and monitors the performance of our management. In accordance with our corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials sent to them and by participating in Board and committee meetings. Our directors hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal, or if for some other reason they are unable to serve in the capacity of director.

Our Board currently consists of three (3) members: Jeremy Towning, Lawrence P. Cummins, and Karyn Augustinus. Our directors will serve until our next Annual Meeting of Stockholders and until their successor are duly elected and qualified or until their earlier resignation or removal.

Director Independence

Our Board currently has one independent director, Karyn Augustinus. From May 1, 2019, until June 29, 2020, we did not have any independent directors.  Prior to their resignations on September 13, 2019, Harpreet Sangha and Dr. Ramash Para were both executive officers and Dr. Ravindranath Kancherla and Dr, Pruthvinath Kancherla, has each been issued 12,500,000 shares of the Company’s common stock in April 2018, as compensation for services unrelated to their services as directors of the Company. As a result none of them were considered independent directors.  Additionally, Mr. Towning, as our sole director and Chief Executive Officer until June 29, 2020, also was not an independent director, during that period.  Because our Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Annual Meeting Attendance

The Company did not hold an Annual Meeting of Stockholders during the year ended April 30, 2020.

Stockholder Communications with the Board

Stockholders wishing to communicate with the Board, the non-management directors, or with an individual Board member may do so by writing to the Board, to the non-management directors, or to the particular Board member, and mailing the correspondence to: c/o Lawrence P. Cummins, Chief Executive Officer, Black Cactus Global, Inc., 2027 W. Division Street, Suite 137, Chicago, Illinois 60622. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed.

Board Committees

Audit Committee

Our Board has not yet formed a separate standing audit committee, as a result of the limited operations of the Company, to date.  To date, our entire Board has performed the functions of an audit committee. The functions of the audit committee have not been carried out by a majority of independent directors.  From May 1, 2019 through September 13, 2019, none of our four directors who resigned were independent directors.  From September 13, 2019 through June 29, 2020, Jeremy Towning was our sole director and was also the Chief Executive Officer and Chief Financial Officer of the Company.  Since June 29, 2020, Lawrence P. Cummins, as our Chief Executive Officer and Mr. Towning, as our Chief Financial Officer, are not considered independent directors.  Therefore, Karyn Augustinus is currently the only independent director performing the functions of a member of an audit committee.  Additionally, none of our directors is considered an “audit committee financial expert” as defined in Item 5(a)(ii) and (iii) of Regulation S-K.  The Board has performed the type of services that would normally be provided by an “audit committee financial expert.”  Audit committee functions include:

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

Compensation Committee

Our Board has not yet formed a separate standing compensation committee, as a result of the limited operations of the Company, to date. To date, our entire Board has performed the functions of a compensation committee.  For the same reasons as provided above relating to audit committee functions, compensation committee functions have not been carried out by a majority of independent directors. Compensation committee functions include:

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

Nominating Committee and Corporate Governance Committee

Our Board has not yet formed a separate standing compensation committee, as a result of the limited operations of the Company, to date.  To date, our entire Board has performed the functions of a compensation committee.  For the same reasons as provided above relating to audit committee functions, functions relating to nominating and corporate governance have not been carried out by a majority of independent directors. When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We search for directors who possess relevant knowledge and experience in the finance, accounting and business fields generally.  These functions also include:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal year ended April 30, 2020. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended April 30, 2020, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or greater than ten percent (10%) stockholders other than as listed in the table below:

Name	Number of Late Reports	Description
Jeremy Towning	1	1 report was not filed on a timely basis upon Mr. Towning’s appointment as a member of the Board of Directors.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeremy Towning,	2020	0	0	0	0	0	0	0	0
CEO, CFO (1)
Harpreet Sangha,	2020	0	0	0	0	0	0	0	0
CFO (1)	2019	0	0	0	0	0	0	0	0
Dr. Ramesh Para,	2020	0	0	0	0	0	0	0	0
CEO (1)	2019	0	0	468,750	0	0	0	0	468,750

__________

(1) Mr. Towning commenced as Chief Executive Officer and Chief Financial Officer on September 30, 2019.

(2) Mr. Sangha and Dr. Para each resigned as executive officers of the Company on September 13, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 28, 2020 by (a) each shareholder who is known to us to own beneficially 5% or more of our outstanding common stock; (b) all directors; (c) our executive officers; and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within sixty (60) days of July 28, 2020. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of July 28, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is c/o Black Cactus Global, Inc., 2027 W. Division Street, Suite 137, Chicago, Illinois 60622.

Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class (1)

5% or greater shareholders

Black Cactus Holdings LLC (2)	234,210,244	58.51%

Bellridge Capital, L.P. (3)	44,470,970	9.99%

Harpreet Sangha (4)	23,200,000	5.80%

Directors and executive officers (5)

Jeremy Towning	—	—

Lawrence P. Cummins (6)	234,210,244	58.51%

Lawrence C. Cummins	—	—

Karyn Augustinus	—	—

All officers and directors as a group (1 person)	234,211,244	58.51%

__________

(1)	Percentage ownership is based on 400,283,740 shares of Common Stock outstanding as of July 28, 2020.

(2)	The principal business address of Black Cactus Holdings LLC is 832 N. Hermitage Avenue, Unit #2, Chicago, IL 60622.

(3)

The principal address of Bellridge Capital L.P. is 515 E. Las Olas Boulevard, Suite 120A, Fort Lauderdale, Florida 33301. The number of shares and percentage beneficially owned includes 44,470,970 shares of Common Stock issuable pursuant to warrants issued to Bellridge. Bellridge also holds convertible notes that are convertible into shares of Common Stock.  Certain of the warrants and convertible notes contain beneficial ownership limitations, which limit Bellridge’s right to exercise or convert such warrants and convertible notes if Bellridge, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise, provided that upon at least 61 days’ prior notice to the Company, Bellridge may increase or decrease such limitation up to a  maximum of 9.99% of the number of Common Stock outstanding (each such limitation a “Beneficial Ownership Limitation”). Three warrants issued to Bellridge in April 2018, exercisable for an aggregate of up to 85,000,000 shares of Common Stock, do not contain beneficial ownership limitations limiting Bellridge’s right to exercise those warrants in the event that its beneficial ownership would exceed 4.99%, but limit its right to exercise the warrants if any exercise would result in its beneficially owning more than 9.99%  of the Company’s outstanding shares of Common Stock.  Therefore, Bellridge’s beneficial ownership of the Company’s Common Stock cannot exceed 9.99% of the Company’s outstanding shares of Common Stock. Without the Beneficial Ownership Limitations, Bellridge’s right to exercise and/or convert such instruments would result in its beneficial ownership of a total of up to 899,303,828 shares of Common Stock or beneficial ownership of 69.20% of the Company’s shares of Common Stock.

(4)	The principal business address of Mr. Sangha is 8275 S Eastern Avenue, Suite 200, Las Vegas, NV 89123.

(5)	The principal business address of all executive officers and directors is c/o Black Cactus Global, Inc., 2027 W. Division Street, Suite 137, Chicago, IL 60622.

(6)	Includes 234,210,444 shares of Common Stock held by Black Cactus Holdings LLC. Mr. Cummins serves as a director of, and owns all of the interests in, Black Cactus Holdings LLC.

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

On February 20, 2020, we entered into a securities purchase agreement with Bellridge, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $54,271 (“Note”) for an aggregate purchase price of $44,337, net of a $4,934 OID and $5,000 of legal fees. The total debt issue costs of $9,934 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. The interest on the outstanding principal due under the Note accrues at a rate of 10% per annum. All principal and accrued interest under the Note is due on February 20, 2021. At any time after 180 days from the issuance date, the Note is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.0047 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

As at April 30, 2020, the Company was indebted for loans amounting to $24,740 (2019 - $nil) owing to Bellridge. The amounts are unsecured, non-interest bearing and due on demand.

During the year ended April 30, 2020, the Company incurred $Nil (2019 - $28,000) in consulting fees from a former officer and a former director of the Company. As of April 30, 2020, the Company has included in accounts payable $117,800 (2019 - $117,800) due to these parties.

On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (the “November 2017 SPA”) with Bellridge, pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $526,316 (the “November 2017 Note”). In addition, the Company issued common stock purchase warrants exercisable for 7,894,737 shares of Common Stock (the “May 2018 Warrant”) to Bellridge exercisable after a period of six months at an exercise price equal to the lesser of (i) $0.10 per share and (ii) 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days. The Company also agreed to issue 2,793,296 shares to Bellridge in connection with the loan.  The 2,793,296 shares were issued on April 20, 2018. Bellridge subsequently sold the 2,793,296 shares, with the last sale occurring in February of 2019. All principal and accrued interest under the November 2017 Note was due on November 27, 2018. On November 27, 2018, the Company defaulted on the November 2017 Note.

On April 2, 2018, April 5, 2018 and April 13, 2018, the Company amended (the “SPA Amendments”) the November 2017 SPA.  Pursuant to the SPA Amendments, the Company issued Bellridge warrants to purchase 85,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company also issued a senior secured convertible promissory note in the aggregate principal amount of $315,790 (the “April 2018 Note”) for an aggregate purchase price of $295,000, net of a $15,790 OID and $5,000 of legal fees. All principal and accrued interest under the April 2018 Note was due on December 20, 2018. On December 20, 2018, the Company defaulted on the convertible note.

On June 1, 2018, the Company issued a senior secured convertible promissory note in the aggregate principal amount of $210,527 (together with November 2017 Note and the April 2018 Note, The “Overdue Bellridge Notes”) for an aggregate purchase price of $200,000, net of a $10,527 OID. All principal and accrued interest under the Note was due on June 1, 2019. On December 20, 2018, the Company defaulted on the convertible note.

The interest on the outstanding principal due under the Overdue Bellridge Notes accrued at a rate of 5% per annum and were convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date. Upon default, the Overdue Bellridge Notes became immediately due and payable. Also, the interest rate increased to 29% per annum and the Company incurred a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the Overdue Bellridge Notes. Additionally, the total amount owed on the Overdue Bellridge Notes upon default is equal to 130% of the outstanding principal and accrued and unpaid interest.

In connection with the above transactions, the Company and Bellridge also executed a Registration Rights Agreement, an Intellectual Property Security Interest Agreement, a Subsidiary Guaranty and a Security Interest Agreement in all the Company’s assets to Bellridge.

Item 14. Principal Accountant Fees and Services.

The following table shows what the auditor billed for the audit and other services for the years ended April 30, 2020 and 2019.

	Year Ended April 30, 2020	Year Ended April 30, 2019

Audit Fees	$49,500	$41,300
Audit-Related Fees	—	—
Tax Fees	—	5,750
All Other Fees	—	—
Total	$49,500	$47,050

Audit Fees — This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees — N/A

Tax Fees — This category includes services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.

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
4.7

Form of Senior Secured Convertible Promissory Note issued to Bellridge Capital, L.P. in November 2017 (incorporated by reference to Exhibit 4.7 to the registrant’s Registration Statement on Form S-1 filed with the Commission on April 24, 2018)

4.8

Form of Financial Advisory Common Stock Purchase Warrant issued to Aegis Capital Corp. (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 filed with the Commission on April 24, 2018)

4.9

Form of Common Stock Purchase Warrants issued to Bellridge Capital, L.P. in April 2017 (incorporated by reference to Exhibit 4.9 to the registrant’s Registration Statement on Form S-1 filed with the Commission on April 24, 2018)

4.10

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.10 to the registrant’s Current Report on Form 10-K filed with the Commission on June 30, 2020)

10.1

Definitive Acquisition Agreement dated June 18, 2017 by and among the registrant and the BitReturn shareholders (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017).

10.2

Securities Purchase Agreement dated November 27, 2017 by and among the registrant and Black Cactus, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)

10.3

Registration Rights Agreement dated November 27, 2017 by and among the Registrant and Black Cactus, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2017)

10.4

Amendment to Registration Rights Agreement, dated November 27, 2017 (Amendment dated April 13, 2018) (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 filed with the Commission on April 24, 2018)

continued

Exhibit Number	Description
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
10.8

Software License Agreement, dated August 24, 2019, between Charteris, Mackie, Baillie & Cummins Limited and Black Cactus Global, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended October 31, 2018 filed with the Commission on June 29, 2020)

10.9

Assignment Agreement, dated November 15, 2019, between Charteris, Mackie, Ballie & Cummins Limited and Black Cactus Global, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the quarter ended October 31, 2018 filed with the Commission on June 29, 2020)

10.10

Waiver and Agreement, dated June 29, 2020, by and between Black Cactus Global, Inc. and Charteris, Mackie, Baillie and Cummins Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2020)

10.11	Form of Securities Purchase Agreement, dated February 20, 2020, between Bellridge Capital, L.P. and Black Cactus Global, Inc.*
10.12	Form of 10% Convertible Promissory Note, dated February 20, 2020, between Bellridge Capital, L.P. and Black Cactus Global, Inc.*
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Current Report on Form 10-K filed with the Commission on June 30, 2020)
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance File **
101.SCH	XBRL Schema File **
101.CAL	XBRL Calculation File **
101.DEF	XBRL Definition File **
101.LAB	XBRL Label File **
101.PRE	XBRL Presentation File **

__________

* filed herewith

** to be submitted by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Cactus Global, Inc.

Date: July 29, 2020	By:	/s/ Lawrence P. Cummins
Lawrence P. Cummins, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 29, 2020	By:	/s/ Lawrence P. Cummins
Director and Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

Date: July 29, 2020	By:	/s/ Jeremy Towning
Director and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: July 29, 2020	By:	/s/ Karyn Augustinus
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Black Cactus Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Cactus Global, Inc. (the “Company”) as of April 30, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years ended then, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 the Company has not generated revenue or cash flow from operations since inception. As at April 30, 2020, the Company has a working capital deficiency of $2,905,112 and an accumulated deficit of $11,082,293. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Manning Elliot LLP

Vancouver, British Columbia, Canada

July 29, 2020

We have served as the Company’s auditor since 2015.

BLACK CACTUS GLOBAL, INC.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	April 30,	April 30,
	2020	2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$—
Prepaid expenses and other assets (Note 6)	5,331	3,230
TOTAL ASSETS	$5,331	$3,230

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 8)	$380,150	$348,195
Amount payable for BitReturn (Note 11)	350,000	350,000
Convertible debentures (Note 10)	2,091,477	1,593,843
Loans payable (Note 9)	88,816	64,076
Total Liabilities	2,910,443	2,356,114

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 13)	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 166,073,296 and 166,073,296 shares issued and outstanding as of April 30, 2020 and 2019, respectively (Note 13)	16,608	16,608
Shares issuable (Note 12 (d))	420,000	420,000
Additional paid-in capital	7,740,573	7,696,236
Accumulated deficit	(11,082,293)	(10,485,728)
Total Stockholders’ Deficit	(2,905,112)	(2,352,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,331	$3,230

Going concern (Note 2)

Commitments (Note 12)

Subsequent events (Note 16)

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	For the Years Ended April 30,
	2020	2019

OPERATING EXPENSES
Consulting (Note 12)	$—	$108,133
General and administrative	4,146	28,602
Foreign exchange gain	(3,015)	—
Investor relations	—	71,333
Professional fees	95,360	158,772
Stock-based compensation (Note 13)	—	1,875,000

TOTAL OPERATING EXPENSES	$(96,411)	$(2,241,840)

OTHER EXPENSES
Accretion of discounts on convertible debentures (Note 10)	(8,020)	(972,750)
Allowance for receivables (Note 7(a))	—	(339,554)
Loss on settlement of debt (Note 9(c))	—	(201,500)
Interest expense	(492,134)	(539,208)

NET LOSS AND COMPREHENSIVE LOSS	$(596,565)	$(4,294,852)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	166,073,296	194,033,844

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

							Additional		Total
	Preferred Stock		Common Stock		Treasury	Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2018	—	$—	166,673,296	$11,347	$1	$420,000	$5,343,588	$(6,190,876)	$(415,940)

Issuance of common stock to settle loans payable	—	—	2,600,000	260	—	—	337,740	—	338,000

Beneficial conversion features and warrants associated with convertible debt	—	—	—	—	—	—	144,908	—	144,908

Stock-based compensation	—	—	—	5,000	—	—	1,870,000	—	1,875,000

Cancellation of treasury stock	—	—	(3,200,000))	1	(1)	—	—	—	—

Net loss for the year	—	—	—	—	—	—	—	(4,294,852)	(4,294,852)

Balance – April 30, 2019	—	$—	166,073,296	$16,608	$—	$420,000	$7,696,236	$(10,485,728)	$(2,352,884)

Beneficial conversion features associated with convertible debt	—	—	—	—	—	—	44,337	—	44,337

Net loss for the year	—	—	—	—	—	—	—	(596,565)	(596,565)

Balance – April 30, 2020	—	$—	166,073,296	$16,608	$—	$420,000	$7,740,573	$(11,082,293)	$(2,905,112)

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	For the Years Ended
	April 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(596,565)	$(4,294,852)
Adjustments for non-cash amounts expensed:
Accretion of loan discounts	—	851
Accretion of convertible debt discount	8,020	972,750
Accrued interest on debentures	489,614	529,251
Allowance for receivables	—	339,554
Loss on settlement of debt	—	201,500
Stock-based compensation	—	1,875,000

Changes in operating assets and liabilities:
Prepaid expenses	(2,101)	160,790
Accounts payable and accrued liabilities	76,292	61,917

Net Cash Used in Operating Activities	(24,740)	(153,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net of repayments	—	(13,599)
Proceeds from issuance of convertible debt, net of debt financing costs	—	180,000
Proceeds from (repayments of) loans payable	24,740	(15,000)

Net Cash Provided by Financing Activities	24,740	151,401

Net effect of exchange rate changes on cash	—	1,586

Change in Cash and Cash Equivalents	—	(252)

Cash and Cash Equivalents, Beginning of Year	—	252

Cash and Cash Equivalents, End of Year	$—	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

BLACK CACTUS GLOBAL, INC.

Notes to the Financial Statements

For the Years Ended April 30, 2020 and 2019

1. NATURE OF BUSINESS

Black Cactus Global, Inc. was incorporated in the State of Florida on April 8, 2013. The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. The Company’s plan is to develop a blockchain technology business. On December 4, 2017, the Company changed its name from Envoy Group Corp. to Black Cactus Global, Inc.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As at April 30, 2020, the Company has a working capital deficiency of $2,905,112 and an accumulated deficit of $11,082,293. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

BLACK CACTUS GLOBAL, INC.

Notes to the Financial Statements

For the Years Ended April 30, 2020 and 2019

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2020 and 2019:

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

BLACK CACTUS GLOBAL, INC.

Notes to the Financial Statements

For the Years Ended April 30, 2020 and 2019

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of April 30, 2020, the Company had 899,864,545 (2019 – 344,082,359) dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new mandatory accounting pronouncements that are in effect and there has been no significant impact on its financial statements. The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. An adjustment has been made to the Balance Sheets for fiscal year ended April 30, 2019, to reclassify accrued interest on debentures from accounts payable and accrued liabilities to convertible debentures. This reclassification had no effect on the reported results of operations.

5. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at April 30, 2020, the Company has a working capital deficiency of $2,905,112 and requires additional funding to meet its current obligations. The Company’s current obligations include accounts payable and accrued liabilities which have contractual maturities of less than 60 days and are subject to normal trade terms, loans payable which are due on demand, and convertible debentures which have defaulted and are due on demand. The Company requires additional financing to meet its current obligations. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

BLACK CACTUS GLOBAL, INC.

Notes to the Financial Statements

For the Years Ended April 30, 2020 and 2019

6. PREPAID EXPENSES AND OTHER ASSETS

The Company’s prepaid expenses and other assets consists of deposits, retainers and advance payments for various services including investor relations, legal, marketing and other costs.

7. RELATED PARTY TRANSACTIONS AND BALANCES

(a)

During the year ended April 30, 2020, the Company made payments totaling $nil (2019 - $339,554) related to expenses overseen by the former CFO, President and Chairman of the Board. The Company was not provided invoices or other support for these expenses. The Company intends to recover the full amount of $339,554, from the former CFO, President and Chairman of the Board, however ultimate collection was uncertain as at April 30, 2020 and 2019 and the full amount was written off as allowance for receivables during the year ended April 30, 2019.

(b)

During the year ended April 30, 2019, certain directors and a relative of a director received a total of $1,875,000 in stock-based compensation upon a transfer of shares on October 30, 2018 as described in Note 13.

(c)

The Company has entered into agreements to borrow funds from Bellridge Capital L.P. (“Bellridge”), a shareholder of the Company. The arrangements, balances and transactions are described in Notes 9(e) and 10.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	April 30, 2020	April 30, 2019

Accounts payable	$295,273	$345,181
Accrued liabilities	84,877	3,014
	$380,150	$348,195

9. LOANS PAYABLE

The balance presented for loans payable consist of the following amounts:

(a)

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and was due on July 15, 2018. As at April 30, 2020, the Company has received gross loan proceeds of $54,176. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the year ended April 30, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $3,918. During the year ended April 30, 2019, the Company repaid $nil of principal and recognized accretion of the discount of $851. During the year ended April 30, 2020, the Company repaid $nil of principal and recognized accretion of the discount of $nil. At April 30, 2020, the net carrying value of the loan was $38,576 (2019 - $38,576) which is due on demand.

(b)	As at April 30, 2020, the Company was indebted for loans amounting to $500 (2019 - $500). The amounts are unsecured, non-interest bearing and due on demand.

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

(d)

On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000.  The loan bears interest at 10% per annum and is due on February 13, 2019. The loan remains unpaid at April 30, 2020.

(e)	As at April 30, 2020, the Company was indebted for loans amounting to $24,740 (2019 - $nil) owing to Bellridge. The amounts are unsecured, non-interest bearing and due on demand.

BLACK CACTUS GLOBAL, INC.

Notes to the Financial Statements

For the Years Ended April 30, 2020 and 2019

10. CONVERTIBLE DEBENTURES

(a)

On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (“SPA”) with Bellridge, pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $526,316 (“Note”) for an aggregate purchase price of $500,000, net of a $26,316 original issue discount (“OID”) and $10,000 of legal fees. The Company also incurred additional debt issuance costs of $50,000.  The total debt issue costs of $86,316 have been netted against the principal and will be amortized over the term of the loan using the effective interest method. In addition, the Company issued 7,894,737 warrants to Bellridge exercisable after a period of six months at an exercise price equal to the lesser of (i) $0.10 per share and (ii) 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days. The Company also agreed to issue 2,793,296 shares to Bellridge in connection with the loan.  The interest on the outstanding principal due under the Note accrued at a rate of 5% per annum. All principal and accrued interest under the Note was due on November 27, 2018 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.10 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts did not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features were not required to be separated from the host instrument and accounted for separately. As a result, at April 30, 2020, the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

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

On November 27, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $157,895 as a result of default, increasing the carrying value of the loan to $684,211. During the year ended April 30, 2020, the Company recorded accretion of discount of $Nil (2019 - $490,305). As at April 30, 2020, the Company has recorded accrued interest of $372,243 (2019 - $125,796).

(b)

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

BLACK CACTUS GLOBAL, INC.

Notes to the Financial Statements

For the Years Ended April 30, 2020 and 2019

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $94,737 as a result of default, increasing the carrying value of the loan to $410,527. During the year ended April 30, 2020, the Company recorded accretion of discount of $Nil (2019 - $307,009). As at April 30, 2020, the Company has recorded accrued interest of $206,584 (2019 - $61,101).

(c)

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $63,158 as a result of default, increasing the carrying value of the loan to $273,685. During the year ended April 30, 2020, the Company recorded accretion of discount of $Nil (2019 – $175,435). As at April 30, 2020, the Company has recorded accrued interest of $135,152 (2019 - $38,542).

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

(d)

On February 20, 2020, the Company entered into an additional securities purchase agreement with Bellridge, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $54,271 (“Note”) for an aggregate purchase price of $44,337, net of a $4,934 OID and $5,000 of legal fees. The total debt issue costs of $9,934 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. The interest on the outstanding principal due under the Note accrues at a rate of 10% per annum. All principal and accrued interest under the Note is due on February 20, 2021. At any time after 180 days from the issuance date, the Note is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.0047 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

BLACK CACTUS GLOBAL, INC.

Notes to the Financial Statements

For the Years Ended April 30, 2020 and 2019

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $44,337 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $9,934. The OID of $4,934 and debt financing costs of $5,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the year ended April 30, 2020, the Company recorded accretion of discount of $8,020 increasing the carrying value of the loan to $8,020. As at April 30, 2020, the Company has recorded accrued interest of $1,055.

11. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represented the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which was recognized as and included in product development and website costs. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, and as at April 30, 2020, $350,000 (2019 - $350,000) is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs did not meet the criteria for capitalization, and therefore were treated as an operating expense in fiscal 2018. During the year ended April 30, 2019, the Company determined it would not proceed with its plan to create a technology business in mining digital currency.

12. COMMITMENTS

(a)

On July 1, 2017, the Company entered into a Strategic Management and Advisory Agreement for consulting services and investor relations services to be provided over a period of 12 months commencing July 1, 2017. In consideration, the Company paid a total monthly fee of $3,000 cash and issued a total of 1,000,000 shares of common stock. On July 26, 2017, the Company issued 1,000,000 shares of common stock with a fair value of $260,000, which was recorded as a prepaid expense and will be amortized over the term of the agreement. During the year ended April 30, 2020, the Company recognized $Nil (2019 - $43,333) of consulting expense.

(b)

On November 8, 2017, the Company entered into a Financial Advisor Agreement with an unrelated third party for consulting services and investor relations services to be provided over a period of three months commencing November 8, 2017. In consideration, the Company paid an initial fee of $20,000 cash. In addition, if the Company closed any transactions made with any introduction made by the unrelated third party, the Company would pay an industry-standard cash fee of 10% on all equity or equity-linked capital invested, which will be recorded as debt financing costs. On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (refer to Note 10) whereby the introduction was made by the unrelated third party. During the year ended April 30, 2018, the Company recognized $100,000 of debt financing costs (refer to Note 10) and issued 560,717 warrants exercisable at $0.10 pursuant to the agreement. During the year ended April 30, 2020, the Company recognized $nil (2019 - $20,000) of debt financing costs (refer to Note 10).

(c)

On January 4, 2018, the Company entered into an Equity Research Service Agreement for investor relations services to be provided over a period of 12 months commencing January 4, 2018. In consideration, on January 16, 2018, the Company issued 150,000 shares of common stock with a fair value of $57,000, which was recorded as a prepaid expense and amortized over the term of the agreement. During the year ended April 30, 2020, the Company recognized $nil (2019 - $28,500) of consulting expense.

(d)

On February 14, 2018, the Company entered into an Employment Agreement with a term of three years. Pursuant to the Employment Agreement, the Company agreed to issue 8,000,000 shares and pay the employee GBP250,000 in exchange for services.  On July 9, 2018, the Company and the employee entered into a Settlement and General Release Agreement pursuant to which, the Company agreed to issue the employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement and the fair value of $420,000 of the shares issuable (refer to Note 13) was expensed in July 2018.

BLACK CACTUS GLOBAL, INC.

Notes to the Financial Statements

For the Years Ended April 30, 2020 and 2019

(e)

On August 24, 2019, the Company entered into a Software License Agreement (“License Agreement”) with Charteris, Mackie, Baillie & Cummins Limited (“CMBC Limited”) to acquire a non-exclusive license for Black Cactus blockchain development software platform and related intellectual property (“Software”) which are licensed to CMBC Limited from Black Cactus LLC. As consideration, the Company shall pay CMBC Limited a royalty in the amount of five percent (5%) of the gross revenue received from the sublicense of the Software (“royalty”), due on a quarterly basis, and issue or assign an equivalent number of common shares to CMBC Limited that will represent 60% of the then issued shares of the Company. In addition, the Company will issue an option for CMBC Limited to acquire additional shares at par value $(0.0001) per share up to 60% of any shares issued under the existing Securities Purchase Agreements with Bellridge (Note 10). The closing of the License Agreement is conditional on the Company obtaining a written agreement with Bellridge to increase its line of credit from $1,500,000 to $5,000,000 (Note 10), and the assignment of a separate Software License Agreement between CMBC Limited and Benchmark Advisors Limited (“Benchmark”) originally granted to Benchmark on February 20, 2019. The closing of the License Agreement was completed subsequent to April 30, 2020 (refer to Note 16).

(f)

On November 15, 2019, the Company entered into an Assignment Agreement with CMBC Limited to acquire the assignment of a non-exclusive software license (“License”) for Software from Benchmark. As consideration for the assignment of the License, CMBC will be paid $250,000 directly from Bellridge on behalf of the Company as part of the increased line of credit of $5,000,000.  The closing of the Assignment Agreement was completed subsequent to April 30, 2020 (refer to Note 16).

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

BLACK CACTUS GLOBAL, INC.

Notes to the Financial Statements

For the Years Ended April 30, 2020 and 2019

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

On May 24, 2018, the Company issued 2,600,000 shares of common stock to settle the $130,000 of principal and $6,500 owed under the loan agreement described in Note 9(c).

On July 9, 2018, the Company entered into a Settlement and General Release Agreement pursuant to which the Company would issue an employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement (refer to Note 12(d)). The fair value of the shares on the date of settlement of $420,000 is presented as of April 30, 2020 as shares issuable because the shares have not been issued to date.

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

As at April 30, 2020 and 2019, there are 166,073,296 shares of common stock issued and outstanding.

PREFERRED STOCK - SERIES A

As at April 30, 2020, there are no issued and outstanding Series A Preferred Stock.

14. SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2018	93,455,454	0.10
Issued	—	—
Balance, April 30, 2019	93,455,454	0.10
Issued	—	—
Balance, April 30, 2020	93,455,454	0.10

BLACK CACTUS GLOBAL, INC.

Notes to the Financial Statements

For the Years Ended April 30, 2020 and 2019

As at April 30, 2020, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

7,894,737	0.0031*	May 27, 2022
560,717	0.10	March 29, 2023
85,000,000	0.10	April 5, 2023
93,455,454

* The lower of $0.10 and 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days.

The weighted average remaining life of the warrants outstanding as at April 30, 2020 is 2.86 years.

15. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	April 30, 2020 $	April 30, 2019 $

Net loss	$596,565	$4,294,852
Income tax rate	21%	21%
Expected income tax benefit	(125,279)	(901,919)
Accretion	1,684	204,278
Loss on settlement of debt	—	42,315
Valuation allowance change	123,595	655,326
Provision for income taxes	$—	$—

The significant components of deferred income tax assets at April 30, 2020 and 2019, are as follows:

	April 30, 2020 $	April 30, 2019 $

Net operating loss carryforward	$1,902,786	$1,779,191
Valuation allowance	(1,902,786)	(1,779,191)
Net deferred income tax asset	$—	$—

The Company has net operating loss carryforwards of approximately $9,060,882 available to offset taxable income in future years which expires beginning in fiscal 2033. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

16. SUBSEQUENT EVENTS

On June 29, 2020, the Company and CMBC Limited entered into a waiver and agreement (the “Waiver Agreement”), pursuant to which the Company and CMBC Limited agreed to close the License Agreement dated August 24, 2019 (Note 12(e)) and the Assignment Agreement dated November 15, 2019 (Note 12(f)). Pursuant to the Waiver Agreement, CMBC Limited, among other things, waived all of the conditions that had not been satisfied in order to consummate the closings of the license and assignment pursuant to the License Agreement and the Assignment Agreement.

In consideration, the Company authorized the issuance of 249,109,944 restricted shares of the Company’s common stock, to Black Cactus Holdings LLC, the designee of CMBC Limited, to be issued in two certificates each in the name of “Black Cactus Holdings LLC”, as follows: (i) one certificate representing 174,109,944 shares of common stock, which was issued and delivered to Black Cactus Holdings LLC, and (ii) one certificate representing 75,000,000 shares of common stock, which was supposed to be issued to Black Cactus Holdings LLC, but was reduced to 60,100,500 shares of common stock because the Company does not currently have enough authorized and unissued shares of common stock to issue all of such shares.  The Company intends to issue the remaining shares of common stock to Black Cactus Holdings LLC as soon as they become available.  The certificate for 60,100,500 shares is being held in escrow by the Company, and the certificate for the additional shares of common stock will also be held in escrow by the Company, until such time as certain shares of common stock have been cancelled on the certified shareholder records of the Company or as otherwise provided in the Waiver Agreement.