Form 10-Q
period 2020-07-31
BLACK CACTUS GLOBAL, INC.
filed 2020-09-14
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-55880

BLACK CACTUS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Florida	46-2500923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 W. Division Street, Suite 137

Chicago, IL 60622

(Address of principal executive offices, Zip Code)

(773) 683-1671

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

Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had a total of 441,333,707 shares of common stock issued and outstanding at September 11, 2020.

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

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

BLACK CACTUS GLOBAL, INC.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	July 31,	April 30,
	2020	2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$—
Prepaid expenses and other assets (Note 5)	4,925	5,331
TOTAL ASSETS	$4,925	$5,331

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 7)	$485,575	$380,150
Amount payable for BitReturn (Note 10)	350,000	350,000
Convertible debentures (Note 9)	2,233,658	2,091,477
Loans payable (Note 8)	146,360	88,816
Total Liabilities	3,215,593	2,910,443

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, of which 10,000 shares designated as Series A, no shares issued and outstanding (Note 12)	—	—
Common stock, $0.0001 par value; 490,000,000 shares authorized; 400,283,740 and 166,073,296 shares issued and outstanding as of July 31, 2020 and April 30, 2020, respectively (Note 12)	40,029	16,608
Shares issuable (Notes 11(a), 11(d))	494,498	420,000
Additional paid-in capital	8,888,204	7,740,573
Accumulated deficit	(12,633,399)	(11,082,293)
Total Stockholders’ Deficit	(3,210,668)	(2,905,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,925	$5,331

Going concern (Note 2)

Commitments (Note 11)

Subsequent events (Note 14)

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended July 31,
	2020	2019

OPERATING EXPENSES
General and administrative	$7,327	$748
Foreign exchange loss	1,005	—
License fee (Note 11(d))	1,245,550	—
Professional fees	154,413	2,400

TOTAL OPERATING EXPENSES	$(1,408,295)	$(3,148)

OTHER EXPENSES
Accretion of discounts on convertible debentures (Note 9)	(6,365)	—
Interest expense	(136,446)	(116,517)

NET LOSS AND COMPREHENSIVE LOSS	$(1,551,106)	$(119,665)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	191,530,953	166,073,296

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

(Unaudited)

						Additional		Total
	Preferred Stock		Common Stock		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2019	—	$—	166,073,296	$16,608	$420,000	$7,696,236	$(10,485,728)	$(2,352,884)

Net loss for the period	—	—	—	—	—	—	(119,665)	(119,665)

Balance – July 31, 2019	—	$—	166,073,296	$16,608	$420,000	$7,696,236	$(10,605,393)	$(2,472,549)

						Additional		Total
	Preferred Stock		Common Stock		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2020	—	$—	166,073,296	$16,608	$420,000	$7,740,573	$(11,082,293)	$(2,905,112)

Issuance of common shares for license agreement	—	—	234,210,444	23,421	74,498	1,147,631	—	1,245,550

Net loss for the period	—	—	—	—	—	—	(1,551,106)	(1,551,106)

Balance – July 31, 2020	—	$—	400,283,740	$40,029	$494,498	$8,888,204	$(12,633,399)	$(3,210,668)

The accompanying notes are an integral part of these unaudited financial statements.

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended July 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,551,106)	$(119,665)
Adjustments for non-cash amounts expensed:
Accretion of convertible debt discount	6,365	—
Accrued interest on debentures	135,816	115,887
Issuance of common shares for license agreement	1,245,550	—

Changes in operating assets and liabilities:
Prepaid expenses	406	—
Accounts payable and accrued liabilities	105,425	3,778

Net Cash Used in Operating Activities	(57,544)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	57,544	—

Net Cash Provided by Financing Activities	57,544	—

Change in Cash and Cash Equivalents	—	—

Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$—	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

1. NATURE OF BUSINESS

Black Cactus Global, Inc. was incorporated in the State of Florida on April 8, 2013. The address of the head office is 207 W. Division Street, Suite 137, Chicago, IL 60622. The Company’s plan is to develop a blockchain technology business. On December 4, 2017, the Company changed its name from Envoy Group Corp. to Black Cactus Global, Inc.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As at July 31, 2020, the Company has a working capital deficiency of $3,210,668 and an accumulated deficit of $12,633,399. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. The Company’s operations have not been drastically affected by the pandemic. Management continues to monitor the situation and is following the protocols and rules set in place by local, state and federal governments.

3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year-end is April 30.

These interim unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP to complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2020, and the results of its operations for the three months ended July 31, 2020 and cash flows for the three months ended July 31, 2020. The results of operations for the period ended July 31, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2020 and April 30, 2020:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	July 31,	April 30,
	(Level 1)	(Level 2)	(Level 3)	2020	2020
Assets:
Cash and cash equivalents	$ —	$ —	$ —	$ —	$ —

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of July 31, 2020, the Company had 1,037,389,680 (April 30, 2020 – 899,864,545) dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new mandatory accounting pronouncements that are in effect and there has been no significant impact on its financial statements. The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at July 31, 2020, the Company has a working capital deficiency of $3,210,668 and requires additional funding to meet its current obligations. The Company’s current obligations include accounts payable and accrued liabilities and amount payable which have contractual maturities of less than 60 days and are subject to normal trade terms, loans payable which are due on demand, and convertible debentures which have defaulted and are due on demand. The Company requires additional financing to meet its current obligations. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

6. RELATED PARTY TRANSACTIONS AND BALANCES

The Company has entered into agreements to borrow funds from Bellridge Capital L.P. (“Bellridge”), a shareholder of the Company. The arrangements, balances and transactions are described in Notes 8(d), 9, 11(b), 11(c) and 11(d).

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	July 31, 2020	April 30, 2020

Accounts payable	$398,251	$295,273
Accrued liabilities	87,324	84,877
	$485,575	$380,150

8. LOANS PAYABLE

The balance presented for loans payable consist of the following amounts:

(a)

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and was due on July 15, 2018. As at July 31, 2020, the Company has received gross loan proceeds of $54,176. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the year ended April 30, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $3,918. During the year ended April 30, 2019, the Company repaid $nil of principal and recognized accretion of the discount of $851. At July 31, 2020, the net carrying value of the loan was $38,576 (April 30, 2020 - $38,576) which is due on demand.

(b)	As at July 31, 2020, the Company was indebted for loans amounting to $500 (April 30, 2020 - $500). The amounts are unsecured, non-interest bearing and due on demand.

(c)

On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000.  The loan bears interest at 10% per annum and was due on February 13, 2019. The loan remains unpaid at July 31, 2020.

(d)

As at July 31, 2020, the Company was indebted for loans amounting to $82,284 (April 30, 2020 - $24,740) owing to Bellridge Capital L.P. (“Bellridge”). The amounts are unsecured, non-interest bearing and due on demand.

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

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts did not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features were not required to be separated from the host instrument and accounted for separately. As a result, at July 31, 2020, the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

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

On November 27, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $157,895 as a result of default, increasing the carrying value of the loan to $684,211. As at July 31, 2020, the Company has recorded accrued interest of $440,005 (April 30, 2020 - $372,243).

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $94,737 as a result of default, increasing the carrying value of the loan to $410,527. As at July 31, 2020, the Company has recorded accrued interest of $246,641 (April 30, 2020 - $206,584).

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $63,158 as a result of default, increasing the carrying value of the loan to $273,685. As at July 31, 2020, the Company has recorded accrued interest of $161,762 (April 30, 2020 - $135,152).

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

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $44,337 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $9,934. The OID of $4,934 and debt financing costs of $5,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the three months ended July 31, 2020, the Company recorded accretion of discount of $6,365 increasing the carrying value of the loan to $14,385. As at July 31, 2020, the Company has recorded accrued interest of $2,442 (April 30, 2020 - $1,055).

10. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represented the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 10,000,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which was recognized as and included in product development and website costs in fiscal 2018. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, and as at July 31, 2020, $350,000 (April 30, 2020 - $350,000) is recorded as an amount payable for BitReturn. During the year ended April 30, 2019, the Company determined it would not proceed with its plan to create a technology business in mining digital currency.

11. COMMITMENTS

(a)

On February 14, 2018, the Company entered into an Employment Agreement with a term of three years. Pursuant to the Employment Agreement, the Company agreed to issue 8,000,000 shares of common stock and pay the employee GBP250,000 in exchange for services.  On July 9, 2018, the Company and the employee entered into a Settlement and General Release Agreement pursuant to which, the Company agreed to issue the employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement and the fair value of $420,000 of the shares issuable (refer to Note 12) was expensed in July 2018.

(b)

On August 24, 2019, the Company entered into a Software License Agreement (“License Agreement”) with Charteris, Mackie, Baillie & Cummins Limited (“CMBC Limited”) to acquire a non-exclusive license for Black Cactus blockchain development software platform and related intellectual property (“Software”) which are licensed to CMBC Limited from Black Cactus LLC. As consideration, the Company shall pay CMBC Limited a royalty in the amount of five percent (5%) of the gross revenue received from the sublicense of the Software (“royalty”), due on a quarterly basis, and issue or assign an equivalent number of common shares to CMBC Limited that will represent 60% of the then issued shares of the Company. In addition, the Company will issue an option for CMBC Limited to acquire additional shares at par value $(0.0001) per share up to 60% of any shares issued under the existing Securities Purchase Agreements with Bellridge (Note 9). The closing of the License Agreement was conditional on the Company obtaining a written agreement with Bellridge to increase its line of credit from $1,500,000 to $5,000,000 (Note 9), and the assignment of a separate Software License Agreement between CMBC Limited and Benchmark Advisors Limited (“Benchmark”) originally granted to Benchmark on February 20, 2019. The closing of the License Agreement was completed on July 21, 2020 (refer to Note 11(d)).

(c)

On November 15, 2019, the Company entered into an Assignment Agreement with CMBC Limited to acquire the assignment of a non-exclusive software license (“License”) for Software from Benchmark. As consideration for the assignment of the License, CMBC will be paid $250,000 directly from Bellridge on behalf of the Company as part of the increased line of credit of $5,000,000. The closing of the Assignment Agreement was completed on July 21, 2020 (refer to Note 11(d)).

(d)

On June 29, 2020, the Company and CMBC Limited entered into a waiver and agreement (the “Waiver Agreement”), pursuant to which the Company and CMBC Limited agreed to close the License Agreement dated August 24, 2019 (Note 11(b)) and the Assignment Agreement dated November 15, 2019 (Note 11(c)). Pursuant to the Waiver Agreement, CMBC Limited, among other things, waived all of the conditions that had not been satisfied in order to consummate the closings of the license and assignment pursuant to the License Agreement and the Assignment Agreement.

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

On July 21, 2020, the Company issued two certificates representing 174,109,944 shares of common stock and 60,100,500 shares of common stock (refer to Note 12) with an aggregate fair value of $1,171,052 and recognized the remaining unissued 14,899,500 shares of common stock as shares issuable with a fair value of $74,498. Management determined that the future economic benefits of the license acquired are not probable upon acquisition and the Company expensed the acquisition fee of $1,245,550 as incurred.

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

COMMON STOCK

On July 9, 2018, the Company entered into a Settlement and General Release Agreement pursuant to which the Company would issue an employee 6,000,000 shares of common stock in exchange for release from the Employment Agreement (refer to Note 11(a)). The fair value of the shares on the date of settlement of $420,000 is presented as of July 31, 2020 as shares issuable because the shares have not been issued to date.

On July 21, 2020, in connection with the Waiver Agreement dated June 29, 2020 (Note 11(d)), the Company issued an aggregate of 234,210,444 shares on common stock with a fair value of $1,171,052 based on the quoted market price and recognized shares issuable of $74,498 relating to the future issuance of 14,899,500 shares pursuant to the Waiver Agreement.

As at July 31, 2020, there are 400,283,740 (April 30, 2020 – 166,073,296) shares of common stock issued and outstanding.

PREFERRED STOCK - SERIES A

As at July 31, 2020, there are no issued and outstanding Series A Preferred Stock.

13. SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2020	93,455,454	0.10
Issued	—	—
Balance, July 31, 2020	93,455,454	0.10

As at July 31, 2020, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

7,894,737	0.0028*	May 27, 2022
560,717	0.10	March 29, 2023
85,000,000	0.10	April 5, 2023
93,455,454

__________

*The lower of $0.10 and 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days.

The weighted average remaining life of the warrants outstanding as at July 31, 2020 is 2.61 years.

14. SUBSEQUENT EVENTS

i.

On August 14, 2020, the Company received a written consent in lieu of a meeting of the stockholders, as permitted by the Company’s Bylaws, as may be amended, and applicable Florida law (the “Stockholder Consent”). Pursuant to the Stockholder Consent, a Majority Stockholder authorized the filing of an Amended and Restated Articles of Incorporation in order to:

•	Effect a reverse stock split of all of the Company’s outstanding shares of Common Stock by a ratio of one-for-twenty;

•	Reduce the number of shares of Common Stock that the Company is authorized to issue from 490,000,000 shares to 200,000,000 shares;

•	Change the name of the Company to “BLGI, Inc.”; and

•

Terminate the designation of 10,000 shares of Series A Preferred Stock, none of which are issued and outstanding, and amend the authorization to issue 10,000,000 shares of Preferred Stock, par value $0.0001 per share, to provide for 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share.

The Company filed a Schedule 14C Information Statement with the Securities and Exchange Commission on August 28, 2020, reporting all matters approved by the Majority Stockholder in the Stockholder Consent.

As of the date of these financial statements, the above-mentioned Amended and Restated Articles of Incorporation had not been filed and, therefore, the effects of these amendments have not been represented in the balances of common stock noted in these financial statements.  Notwithstanding these authorizations, there is no assurance that the Amended and Restated Articles of Incorporation will ever be filed by the Company or that any of the proposed amendments will be implemented.

ii.	On August 4, 2020, the Company issued 8,152,674 shares of common stock upon conversion of $7,769 of principal and $2,992 of interest pursuant to the convertible promissory note described in Note 9(a).

iii.

On August 24, 2020, the Company issued 32,897,293 shares of common stock upon conversion of $100,000 of principal and $40,142 of interest pursuant to the convertible promissory note described in Note 9(a).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended July 31, 2020 should be read together with our unaudited financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

The address of the head office is 207 W. Division Street, Suite 137, Chicago, IL 60622.  On December 4, 2017, the Company changed its name to “Black Cactus Global, Inc.” with a plan to engage in the development of commercial Blockchain technology and Smart Contract software applications for healthcare, Fintech, logistics and energy solutions worldwide.

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

On August 24, 2019, the Company entered into a Software License Agreement (“License Agreement”) with Charteris, Mackie, Baillie & Cummins Limited (“CMBC”) to acquire a non-exclusive license for Black Cactus blockchain development software platform and related intellectual property (“Software”) which are licensed to CMBC from Black Cactus LLC. As consideration, the License Agreement provides for the payment of a royalty to CMBC in the amount of five percent (5%) of the gross revenue received from the sublicense of the Software, due on a quarterly basis, and issue or assign an equivalent number of common shares to CMBC that will represent 60% of the then issued shares of the Company. In addition, the License Agreement provides for the issuance of an option for CMBC to acquire additional shares at par value ($0.0001) per share up to 60% of any shares issued under the existing Securities Purchase Agreements with Bellridge Capital LP (“Bellridge”). The closing of the License Agreement was subject to, among certain other conditions: (1) the Company obtaining a written agreement with Bellridge to increase its line of credit from $1,500,000 to $5,000,000; (2) the resignation of all the directors of the Company serving on the Board, during the quarterly period ended July 31, 2019, which was satisfied by the resignation of all of such directors on September 13, 2019, and the appointment of Lawrence P. Cummins, Karyn Augustinus and three non-executive independent Directors nominated by CMBC Limited; (3) the resignation of all the officers of the Company serving, during the quarterly period ended July 31, 2019, which was satisfied by the resignation of all of such officers on September 13, 2019, and the appointment of Lawrence P. Cummins as its President (after undertaking a review of the future plans of the Company, the Board of Directors will appoint a Chief Executive Officer); (4) proof satisfactory to CMBC Limited that fair resolutions have been entered into with certain persons, including Harpreet Sangha, the former Chairman of the Board and Chief Financial Officer of the Company, along with his family and known associates for the cancellation of the shares of the Company currently owned by them; (5) CMBC Limited is satisfied with the possibility of lifting the Cease Trade Order issued by the British Columbia Securities Commission on May 6, 2016, to the Company, ordering all persons to cease trading in the Company’s securities until the Company files the required records completed in accordance with the Securities Act, R.S.B.C. 1996 and the Executive Director revokes the Order; (6) the cancellation of $350,000 amount allegedly outstanding under the terms of the Definitive Acquisition Agreement, dated as of June 18, 2017, between the Company and the selling shareholders of BitReturn.ca; (7) repayment by the majority shareholder of the Company of $169,729 owed by such shareholder to the Company; and (8) the Company’s becoming current in its periodic filing with the SEC.

On November 15, 2019, the Company entered into an Assignment Agreement with CMBC to acquire the assignment of a non-exclusive software license (“License”) for Software from Benchmark Advisors Limited (the “Benchmark Assignment Agreement” and together with the License Agreement, the “CMBC License Agreements”). As consideration for the assignment of the License, the Assignment Agreement provides for the payment of $250,000 to CMBC directly from Bellridge on behalf of the Company as part of the increased line of credit of $5,000,000. The closing of the Assignment Agreement was subject to the same conditions required to be satisfied for consummation of the License Agreement.

As of June 29, 2020, CMBC and the Company entered into a waiver and agreement (the “Waiver Agreement”), pursuant to which the Company and CMBC agreed to close the following two pending licensing arrangements: (1) the License Agreement, and (2) the Benchmark Assignment Agreement.

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

During the quarterly period ended July 31, 2020, we were not deemed an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). A company continues to be deemed an “emerging growth company” until the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under the Securities Act of 1933. Our first sale of common equity pursuant to an effective registration statement was during the three months ended October 31, 2013, and last day of the fiscal year of the fifth anniversary of the date of the first sale of our common equity securities was April 30, 2019. As a result, after April 30, 2019, we were no longer an “emerging growth company”.

Critical Accounting Policies

As of July 31, 2020, there were no critical accounting policies. See the footnotes to our unaudited financial statements, included elsewhere in this quarterly report on Form 10-Q, for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

There is no historical financial information about us upon which to base an evaluation of our performance. We had net loss of $1,551,106 and $119,665 for the three months ended July 31, 2020 and 2019, respectively.  The increase of $1,431,441 in net loss, between the two periods, is primarily due to an increase in license fees of $1,245,550, an increase in professional fees of $152,013, and an increase in interest expenses of $19,929.

We did not generate any revenues from our operations for the three months ended July 31, 2020 or 2019. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

During the three months ended July 31, 2020 and 2019, we had operating expenses of $1,408,295 and $3,148, respectively. The increase of $1,405,147 in operating expenses, between the two periods, is primarily due to an increase in license fees of $1,245,550, and an increase in professional fees of $152,013.

Since inception, the majority of our time has been spent refining our business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Three Months Ended July 31, 2020	For the Three Months Ended July 31, 2019
Revenue	—	—
Cost of Revenue	—	—
Net Loss and Comprehensive Loss	$(1,551,106)	$(119,665)
Net Loss per Common Share, Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	191,530,953	166,073,296

Management’s Plan of Operation

We do not have adequate funds to satisfy our working capital requirements for the next twelve months. Prior to the additional loan made to us in February 2020, discussed below, we had borrowed a total of $1,000,000 from Bellridge to fund our planned plan of operations in digital currency mining. We sold Bellridge our Senior, Secured Convertible Promissory Notes (the “Notes”).  Thus far, Bellridge has purchased $1,000,000 in Notes. Pursuant to the terms of our agreements with Bellridge, we were required to file a registration statement with the SEC to register the shares of Common Stock to be issued under those agreements. We filed the registration statement on April 24, 2018 but it has not yet been declared effective.  We received the third tranche of $200,000 from Bellridge after the first set of SEC comments.  We may not receive the fourth and final tranche of $500,000 unless and until the registration statement is declared effective by the SEC. We cannot estimate when our registration statement will be declared effective by the SEC. Under certain conditions, Bellridge may not have to purchase the fourth Note.  These conditions include any acts constituting default under any of the Notes or the agreements entered into at the time of the first purchase of the Note issued on November 27, 2017.  Until such time as we receive the final $500,000 of funding from Bellridge, in the interim, we may not be able to completely implement and commence our proposed plan of operations.

In February 2020, we entered into a securities purchase agreement with Bellridge, pursuant to which we issued a convertible promissory note in the principal amount of $54,271. The funds were used for operating expenses during the year ended April 30, 2020.

As of July 31, 2020, we had not yet had any revenues from our services in the digital currency mining field or from any other source.

Liquidity and Capital Resources

As of July 31, 2020, we had not generated any revenues from our business operations. As at July 31, 2020, there were 400,283,740 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to July 31, 2020 is $90,500.

As of July 31, 2020, and 2019, we had no cash on hand. Our cash was not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.

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

During the three months ended July 31, 2020 and 2019, we had operating expenses of $1,408,295 and $3,148, respectively. Historically, we have relied on loans to fund general and administrative operating expenses. As of July 31, 2020, we had a working capital deficiency of $3,210,668.

As of July 31, 2020, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of July 31, 2020 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 29, 2020, the Company became obligated to issue 249,109,944 restricted shares of Common Stock to Black Cactus Holdings LLC as consideration for the licenses provided under the License Agreement and in satisfaction if its payment obligations under the License Agreement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. In connection therewith, the Company issued 234,210,444 restricted shares of Common Stock to Black Cactus Holdings LLC because it did not have enough authorized and unissued shares to issue. The Company plans to issue the remaining shares of Common Stock when they become available. For a detailed discussion regarding this transaction, please refer to the Company Overview section in Part I of Item 2 of this quarterly report.

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

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CACTUS GLOBAL, INC.

Date: September 14, 2020	By: /s/ Lawrence P. Cummins
Lawrence P. Cummins
Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2020	By: /s/ Jeremy Towning
Jeremy Towning
Chief Financial Officer (Principal Financial Officer)