Form 10-Q
period 2020-10-31
BLGI, INC.
filed 2020-12-21
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-55880

BLGI, INC.

(Exact name of registrant as specified in its charter)

Florida	46-2500923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 W. Division Street, Suite 137

Chicago, Illinois 60622

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

Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: We had a total of 22,067,686 shares of common stock issued and outstanding at December 18, 2020.

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this quarterly report on Form 10-Q, the terms “BLGI”, “Company”, “we”, “our”, and “us” refer to BLGI, Inc.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

BLGI, INC.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	October 31,	April 30,
	2020	2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,058	$—
Prepaid expenses and other assets (Note 5)	4,925	5,331
TOTAL ASSETS	$9,983	$5,331

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 7)	$575,938	$380,150
Amount payable for BitReturn (Note 10)	350,000	350,000
Convertible debentures (Note 9)	2,222,725	2,091,477
Loans payable (Note 8)	146,643	88,816
Total Liabilities	3,295,306	2,910,443

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding (Note 12)	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 22,066,685 and 8,303,665 shares issued and outstanding as of October 31, 2020 and April 30, 2020, respectively (Note 12)	2,207	830
Shares issuable (Notes 11(a), 11(d))	494,498	420,000
Additional paid-in capital	9,897,861	7,756,351
Accumulated deficit	(13,679,889)	(11,082,293)
Total Stockholders’ Deficit	(3,285,323)	(2,905,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,983	$5,331

Going concern (Note 2)

Commitments (Note 11)

Subsequent events (Note 14)

The accompanying notes are an integral part of these unaudited financial statements.

BLGI, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2020	2019	2020	2019

OPERATING EXPENSES
General and administrative	$3,840	$1,505	$11,167	$2,253
Foreign exchange loss	283	—	1,288	—
Investor relations	35,000	—	35,000	—
License fee (Note 11(d))	—	—	1,245,550	—
Professional fees	96,835	—	251,248	2,400
Research and development	25,000	—	25,000	—

TOTAL OPERATING EXPENSES	$(160,958)	$(1,505)	$(1,569,253)	$(4,653)

OTHER EXPENSES
Accretion of discounts on convertible debentures (Note 9)	(21,945)	—	(28,310)	—
Interest expense	(118,656)	(121,164)	(255,102)	(237,681)
Loss on conversion of convertible debentures (Note 12)	(744,931)	—	(744,931)	—

NET LOSS AND COMPREHENSIVE LOSS	$(1,046,490)	$(122,669)	$(2,597,596)	$(242,334)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.12)	$(0.01)	$(0.17)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	8,696,110	8,303,665	14,992,857	8,303,665

The accompanying notes are an integral part of these unaudited financial statements.

BLGI, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

(Unaudited)

						Additional		Total
	Preferred Stock		Common Stock		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2019	—	$—	8,303,665	$830	$420,000	$7,712,014	$(10,485,728)	$(2,352,884)

Net loss for the period	—	—	—	—	—	—	(119,665)	(119,665)

Balance – July 31, 2019	—	$—	8,303,665	$830	$420,000	$7,712,014	$(10,605,393)	$(2,472,549)

Net loss for the period	—	—	—	—	—	—	(122,669)	(122,669)

Balance – October 31, 2019	—	$—	8,303,665	$830	$420,000	$7,712,014	$(10,728,062)	$(2,595,218)

Balance – April 30, 2020	—	$—	8,303,665	$830	$420,000	$7,756,351	$(11,082,293)	$(2,905,112)

Issuance of common shares for license agreement	—	—	11,710,522	1,172	74,498	1,169,880	—	1,245,550

Net loss for the period	—	—	—	—	—	—	(1,551,106)	(1,551,106)

Balance – July 31, 2020	—	$—	20,014,187	$2,002	$494,498	$8,926,231	$(12,633,399)	$(3,210,668)

Beneficial conversion features associated with convertible debentures	—	—	—	—	—	76,000	—	76,000

Issuance of common shares pursuant to conversion of convertible debentures	—	—	2,052,498	205	—	895,630	—	895,835

Net loss for the period	—	—	—	—	—	—	(1,046,490)	(1,046,490)

Balance – October 31, 2020	—	$—	22,066,685	2,207	$494,498	$9,897,861	$(13,679,889)	$(3,285,323)

The accompanying notes are an integral part of these unaudited financial statements.

BLGI, INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Six Months Ended October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,597,596)	$(242,334)
Adjustments for non-cash amounts expensed:
Accretion of convertible debt discount	28,310	—
Accrued interest on debentures	253,842	236,421
Issuance of common shares for license agreement	1,245,550	—
Loss on conversion of convertible debentures	744,931	—

Changes in operating assets and liabilities:
Prepaid expenses	406	—
Accounts payable and accrued liabilities	195,788	(18,061)

Net Cash Used in Operating Activities	(128,769)	(23,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	133,827	23,974
Proceeds from convertible debentures	76,000	—

Net Cash Provided by Financing Activities	133,827	23,974

Change in Cash and Cash Equivalents	5,058	—

Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$5,058	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

1. NATURE OF BUSINESS

BLGI, Inc. was incorporated in the State of Florida on April 8, 2013. The address of the head office is Suite 200, 8275 South Eastern Avenue, Las Vegas, Nevada 89123. The Company’s plan is to develop a blockchain technology business. On December 4, 2017, the Company changed its name from Envoy Group Corp. to Black Cactus Global, Inc. On October 15, 2020, the Company changed its name from Black Cactus Global, Inc. to BLGI, Inc.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As at October 31, 2020, the Company has a working capital deficiency of $3,285,323 and an accumulated deficit of $13,679,889. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2020, and the results of its operations for the three and six months ended October 31, 2020 and cash flows for the six months ended October 31, 2020. The results of operations for the period ended October 31, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2020 and April 30, 2020:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	October 31,	April 30,
	(Level 1)	(Level 2)	(Level 3)	2020	2020
Assets:
Cash and cash equivalents	$ 5,058	$ —	$ —	$ 5,058	$ —

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of October 31, 2020, the Company had 28,855,291 (April 30, 2020 – 44,993,227) potentially dilutive common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new mandatory accounting pronouncements that are in effect and there has been no significant impact on its financial statements. The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at October 31, 2020, the Company has a working capital deficiency of $3,285,323 and requires additional funding to meet its current obligations. The Company’s current obligations include accounts payable and accrued liabilities which have contractual maturities of less than 60 days and are subject to normal trade terms, loans payable which are due on demand, and convertible debentures which have defaulted and are due on demand. The Company requires additional financing to meet its current obligations. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	October 31, 2020	April 30, 2020

Accounts payable	$569,145	$295,273
Accrued liabilities	6,793	84,877
	$575,938	$380,150

8. LOANS PAYABLE

The balance presented for loans payable consist of the following amounts:

(a)

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and was due on July 15, 2018. As at October 31, 2020, the Company has received gross loan proceeds of $54,176. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the year ended April 30, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $3,918. During the year ended April 30, 2019, the Company repaid $nil of principal and recognized accretion of the discount of $851. At October 31, 2020, the net carrying value of the loan was $38,576 (April 30, 2020 - $38,576) which is due on demand.

(b)	As at October 31, 2020, the Company was indebted for loans amounting to $500 (April 30, 2020 - $500). The amounts are unsecured, non-interest bearing and due on demand.

(c)

On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000.  The loan bears interest at 10% per annum and was due on February 13, 2019. The loan remains unpaid at October 31, 2020.

(d)

As at October 31, 2020, the Company was indebted for loans amounting to $82,567 (April 30, 2020 - $24,740) owing to Bellridge Capital L.P. (“Bellridge”). The amounts are unsecured, non-interest bearing and due on demand.

9. CONVERTIBLE DEBENTURES

(a)

On November 27, 2017, the Company entered into and closed on a Securities Purchase Agreement (“SPA”) with Bellridge Capital L.P. (“Bellridge”), pursuant to which the Company issued a senior secured convertible promissory note in the aggregate principal amount of $526,316 (“Note”) for an aggregate purchase price of $500,000, net of a $26,316 original issue discount (“OID”) and $10,000 of legal fees. The Company also incurred additional debt issuance costs of $50,000.  The total debt issue costs of $86,316 have been netted against the principal and will be amortized over the term of the loan using the effective interest method. In addition, the Company issued 394,737 warrants to Bellridge exercisable after a period of six months at an exercise price equal to the lesser of (i) $2.00 per share and (ii) 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days. The Company also agreed to issue 139,665 shares to Bellridge in connection with the loan.  The interest on the outstanding principal due under the Note accrued at a rate of 5% per annum. All principal and accrued interest under the Note was due on November 27, 2018 and is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $2.00 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date. In the event of a default, the Note is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts did not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features were not required to be separated from the host instrument and accounted for separately. As a result, at October 31, 2020, the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

The relative fair values of the convertible note, the warrants and the shares were $140,733, $284,751 and $100,832, respectively.  The effective conversion price was then determined to be $1.26. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the shares issuable of $100,832 and an equivalent discount that reduced the carrying value of the convertible debt to $425,484.  The Company then recognized the relative fair value of the warrants of $284,751 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $140,733. The beneficial conversion feature of $54,417, the OID of $26,316 and debt financing costs of $60,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount was being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

On November 27, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $157,895 as a result of default, increasing the carrying value of the loan to $684,211. During the six months ended October 31, 2020, the Company recorded accretion of discount of $Nil (2019 - $Nil). During the six months ended October 31, 2020, the Company issued 2,052,498 shares of common stock upon the conversion of $150,904 of the Note, comprising of $107,769 principal amount and $43,135 interest, and recognized a loss on conversion of $744,931, which reflected the difference between the fair value of the shares of common stock and the carrying value of the amounts converted. As at October 31, 2020, the carrying value of the principal amount was $576,441 (April 30, 2020 - $684,211), and the Company has recorded accrued interest of $443,499 (April 30, 2020 - $372,243).

(b)

On April 2, 2018, April 5, 2018 and April 13, 2018, the Company amended (the “Amendments”) the November 27, 2017 Securities Purchase Agreement.  Pursuant to the Amendments the Company issued Bellridge warrants to purchase 4,250,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Company also issued a senior secured convertible promissory note in the aggregate principal amount of $315,790 (“Note”) for an aggregate purchase price of $295,000, net of a $15,790 OID and $5,000 of legal fees. The Company also incurred additional debt issuance costs of $30,000 and issued a warrant to purchase 28,036 shares of the Company’s common stock at an exercise price of $2.00 per share.  The total debt issue costs of $50,672 have been netted against the principal and will be amortized over the term of the loan using the effective interest method. The interest on the outstanding principal due under the Note accrued at a rate of 5% per annum. All principal and accrued interest under the Note was due on December 20, 2018 and was convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $2.00 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date. In the event of a default, the Note is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

The relative fair values of the convertible note, the warrants and the shares were $6,208, $118 and $258,674, respectively.  The effective conversion price was then determined to be $0.02. As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company recognized the relative fair value of the warrants of $258,792, as additional-paid-in capital and an equivalent discount that reduced the carrying value of the convertible debt to $56,998. The beneficial conversion feature of $6,208, the OID of $15,790 and debt financing costs of $35,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $94,737 as a result of default, increasing the carrying value of the loan to $410,527. During the six months ended October 31, 2020, the Company recorded accretion of discount of $Nil (2019 - $Nil). As at October 31, 2020, the carrying value of the principal amount was $410,527 (April 30, 2020 - $410,527), and the Company has recorded accrued interest of $288,098 (April 30, 2020 - $206,584).

(c)

On June 1, 2018, the Company issued a senior secured convertible promissory note in the aggregate principal amount of $210,527 (“Note”) for an aggregate purchase price of $200,000, net of a $10,527 OID. The Company also incurred additional debt issuance costs of $20,000.  The total debt issue costs of $30,527 have been netted against the principal and will be amortized over the term of the loan using the effective interest method. The interest on the outstanding principal due under the Note accrues at a rate of 5% per annum. All principal and accrued interest under the Note is due on June 1, 2019 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $2.00 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date. In the event of a default, the Note is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $63,158 as a result of default, increasing the carrying value of the loan to $273,685. During the six months ended October 31, 2020, the Company recorded accretion of discount of $Nil (2019 – $Nil). As at October 31, 2020, the carrying value of the principal amount was $273,685 (April 30, 2020 - $273,685), and the Company has recorded accrued interest of $189,303 (April 30, 2020 - $135,152).

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

(d)

On February 20, 2020, the Company entered into an additional securities purchase agreement with Bellridge, pursuant to which the Company issued a convertible promissory note in the aggregate principal amount of $54,271 (“Note”) for an aggregate purchase price of $44,337, net of a $4,934 OID and $5,000 of legal fees.  The total debt issue costs of $9,934 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. The interest on the outstanding principal due under the Note accrues at a rate of 10% per annum. All principal and accrued interest under the Note is due on February 20, 2021. At any time after 180 days from the issuance date, the Note is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.094 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date. In the event of a default, the Note is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.08 and (ii) 60% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $44,337 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $9,934. The OID of $4,934 and debt financing costs of $5,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the six months ended October 31, 2020, the Company recorded accretion of discount of $17,783 increasing the carrying value of the loan to $25,803. As at October 31, 2020, the Company has recorded accrued interest of $3,829 (April 30, 2020 - $1,055).

(e)

On September 9, 2020, the Company entered into a convertible secured promissory note for loans provided in tranches, up to an aggregate principal amount of $1,000,000 (“September 2020 Note”). Each tranche provided under the terms of the Note is to be provided at an original issue discount (“OID”) of 10%.

On September 17, 2020, the first tranche of the September 2020 Note was funded in the aggregate principal amount of $50,600 for an aggregate purchase price of $46,000, net of a $4,600 OID. The total debt issue costs of $4,600 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method. The interest on the outstanding principal due under the September 2020 Note accrues at a rate of 10% per annum. All principal and accrued interest under the September 2020 Note is due on September 9, 2021 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.14 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date. In the event of a default, the Note is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $46,000 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $4,600. The OID of $4,600 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the six months ended October 31, 2020, the Company recorded accretion of discount of $6,385 increasing the carrying value of the loan to $6,385. As at October 31, 2020, the Company has recorded accrued interest of $618 (April 30, 2020 - $Nil).

On September 18, 2020, the second tranche of the September 2020 Note was funded in the aggregate principal amount of $33,000 for an aggregate purchase price of $30,000, net of a $3,000 OID. The total debt issue costs of $3,000 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method.

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $30,000 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $3,000. The OID of $3,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the six months ended October 31, 2020, the Company recorded accretion of discount of $4,142 increasing the carrying value of the loan to $4,142. As at October 31, 2020, the Company has recorded accrued interest of $394 (April 30, 2020 - $Nil).

10. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represented the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 500,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which was recognized as and included in product development and website costs. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, and as at October 31, 2020, $350,000 (April 30, 2020 - $350,000) is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs did not meet the criteria for capitalization, and therefore were treated as an operating expense in fiscal 2018. During the year ended April 30, 2019, the Company determined it would not proceed with its plan to create a technology business in mining digital currency.

11. COMMITMENTS

(a)

On February 14, 2018, the Company entered into an Employment Agreement with a term of three years. Pursuant to the Employment Agreement, the Company agreed to issue 400,000 shares and pay the employee GBP250,000 in exchange for services.  On July 9, 2018, the Company and the employee entered into a Settlement and General Release Agreement pursuant to which, the Company agreed to issue the employee 300,000 shares of common stock in exchange for release from the Employment Agreement and the fair value of $420,000 of the shares issuable (refer to Note 12) was expensed in July 2018.

(b)

On August 24, 2019, the Company entered into a Software License Agreement (“License Agreement”) with Charteris, Mackie, Baillie & Cummins Limited (“CMBC Limited”) to acquire a non-exclusive license for Black Cactus blockchain development software platform and related intellectual property (“Software”) which are licensed to CMBC Limited from Black Cactus LLC. As consideration, the Company shall pay CMBC Limited a royalty in the amount of five percent (5%) of the gross revenue received from the sublicense of the Software (“royalty”), due on a quarterly basis, and issue or assign an equivalent number of common shares to CMBC Limited that will represent 60% of the then issued shares of the Company. In addition, the Company will issue an option for CMBC Limited to acquire additional shares at par value $(0.002) per share up to 60% of any shares issued under the existing Securities Purchase Agreements with Bellridge (Note 9). The closing of the License Agreement is conditional on the Company obtaining a written agreement with Bellridge to increase its line of credit from $1,500,000 to $5,000,000 (Note 9), and the assignment of a separate Software License Agreement between CMBC Limited and Benchmark Advisors Limited (“Benchmark”) originally granted to Benchmark on February 20, 2019. The closing of the License Agreement was completed on July 21, 2020 (refer to Note 11(d)).

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

In consideration, the Company authorized the issuance of 12,455,497 restricted shares of the Company’s common stock, to Black Cactus Holdings LLC, the designee of CMBC Limited, to be issued in two certificates each in the name of “Black Cactus Holdings LLC”, as follows: (i) one certificate representing 8,705,497 shares of common stock, which was issued and delivered to Black Cactus Holdings LLC, and (ii) one certificate representing 3,750,000 shares of common stock, which was supposed to be issued to Black Cactus Holdings LLC, but was reduced to 3,005,025 shares of common stock because the Company does not currently have enough authorized and unissued shares of common stock to issue all of such shares. The Company is in the process of issuing the certificate for the additional 744,975 shares of common stock. The certificate for 3,005,025 shares is being held in escrow by the Company, and the certificate for the additional 744,975 shares of common stock will also be held in escrow by the Company, until such time as certain shares of common stock have been cancelled on the certified shareholder records of the Company or as otherwise provided in the Waiver Agreement.

On July 21, 2020, the Company issued two certificates representing 8,705,497 shares of common stock and 3,005,025 shares of common stock (refer to Note 12) with an aggregate fair value of $1,171,052 and recognized the remaining unissued 744,975 shares of common stock as shares issuable with a fair value of $74,498. Management determined that the future economic benefits of the license acquired are not probable upon acquisition and the Company expensed the acquisition fee of $1,245,550 as incurred.

12. STOCK

On November 13, 2017, the Company amended its Articles of Incorporation, increasing the number of common stock authorized from 240,000,000 to 490,000,000, par value of $0.0001, leaving the number of preferred stock authorized at 10,000,000, par value of $0.0001, and designated 10,000 shares of its authorized but unissued shares of preferred stock as Series A Preferred Stock.

On October 15, 2020, the Company amended its Articles of Incorporation, reducing the number of common stock authorized from 490,000,000 to 200,000,000, par value of $0.0001, terminating the designation of 10,000 shares of its authorized but unissued shares of preferred stock as Series A Preferred Stock, and amended the authorization to issue 10,000,000 shares of Preferred Stock, par value of $0.0001, to provide for 10,000,000 share of “blank check” preferred stock, par value of $0.0001.

The terms of the “blank check” preferred stock to be authorized, including, but not limited to, dividend or interest rates, conversion prices, voting rights, redemption prices, maturity dates, and similar matters will be determined by the Board of Directors. Subject to the limitations set forth in the Amended and Restated Articles, and any limitations prescribed by Florida law, the Board of Directors is expressly authorized, without shareholder approval, prior to the issuance of any series of Preferred Stock, to fix by resolution or resolutions providing for the issue of any series the number of shares included in such series and, including but not limited to, the designation, relative powers, preferences and rights, and the qualification, limitations or restrictions of such series.

COMMON STOCK

On July 9, 2018, the Company entered into a Settlement and General Release Agreement pursuant to which the Company would issue an employee 300,000 shares of common stock in exchange for release from the Employment Agreement (refer to Note 11(a)). The fair value of the shares on the date of settlement of $420,000 is presented as of October 31, 2020 as shares issuable because the shares have not been issued to date.

On July 21, 2020, in connection with the Waiver Agreement dated June 29, 2020 (Note 11(d)), the Company issued an aggregate of 11,710,522 shares on common stock with a fair value of $1,171,052 based on the quoted market price and recognized shares issuable of $74,498 relating to the future issuance of 744,975 shares pursuant to the Waiver Agreement.

On August 4, 2020, the Company issued 407,634 shares of common stock with a fair value of $70,113 pursuant to the conversion of $10,762 of a convertible note, consisting of $7,769 principal amount and $2,992 interest (Note 9(a)). Upon conversion, the Company recognized a loss on conversion of convertible debentures of $59,351.

On August 24, 2020, the Company issued 1,644,865 shares of common stock with a fair value of $825,722 pursuant to the conversion of $140,142 of a convertible note, consisting of $100,000 principal amount and $40,142 interest (Note 9(a)). Upon conversion, the Company recognized a loss on conversion of convertible debentures of $685,580.

On August 14, 2020, the Company’s board of directors approved an amendment to the Articles of Incorporation to effectuate a reverse stock split of all of the Company’s outstanding shares of common stock, by a ratio of one for twenty (1:20). On October 15, 2020, the reverse stock split was approved by the Florida Department of State, Division of Corporations and the Securities and Exchange Commission, and the record date of the reverse stock split was October 16, 2020. All common stock and per share data in these financial statements and footnotes have been retrospectively adjusted to account for this reverse stock split.

As at October 31, 2020, there are 22,066,685 (April 30, 2020 – 8,303,665) shares of common stock issued and outstanding.

PREFERRED STOCK

As at October 31, 2020, there are no issued and outstanding Preferred Stock.

13. SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2020	4,672,773	2.00
Issued	—	—
Balance, October 31, 2020	4,672,773	2.00

As at October 31, 2020, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

394,737	0.056*	May 27, 2022
28,036	2.00	March 29, 2023
4,250,000	2.00	April 5, 2023
4,672,773

__________

*The lower of $2.00 and 70% of the lowest traded price of the Company’s common stock during the prior twenty consecutive trading days.

The weighted average remaining life of the warrants outstanding as at October 31, 2020 is 2.35 years.

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that these financial statements were issued.

(a)

On November 12, 2020, the third tranche of the September 2020 Note described in Note 9(e) was funded in the aggregate principal amount of $55,000 for an aggregate purchase price of $50,000, net of a $5,000 OID. On November 25, 2020, the fourth tranche of the September 2020 Note described in Note 9(e) was funded in the aggregate principal amount of $65,262 for an aggregate purchase price of $59,329, net of a $5,933 OID.

The interest on the outstanding principal due under the September 2020 Note accrues at a rate of 10% per annum. All principal and accrued interest under the September 2020 Note is due on September 9, 2021 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.14 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date. In the event of a default, the Note is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date.

(b)

On November 25, 2020, the Company entered into a subscription agreement for a private placement of its common stock. The Company agreed to issue and sell 1,000,000 restricted shares of Common Stock at a price of $0.10 per share for total gross proceeds of $100,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended October 31, 2020 should be read together with our unaudited financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Recent Amendments to the Articles of Incorporation

On October 8, 2020, pursuant to the authorization of a majority holder of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), by written consent, the Company filed an Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) upon which the Company (i) effected a reverse split of all its outstanding shares of Common Stock, by a ratio of 1-for-20 (the “Reverse Stock Split”); (ii) reduced the number of authorized shares of Common Stock from 490,000,000 shares to 200,000,000 shares, (iii) changed the name of the Company from Black Cactus Global, Inc. to BLGI, Inc.; and (iv) terminated the designation of 10,000 shares of Series A Preferred Stock, none of which were issued and outstanding, and amended the authorization to issue 10,000,000 shares of Preferred Stock, par value $0.0001 per share, to provide for 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share.

The Common Stock began trading on a split-adjusted basis on the Pink Open Market on October 16, 2020 under the new CUSIP number 091844209. All Common Stock share numbers, warrants to purchase Common Stock, prices and exercise prices have been retroactively adjusted to reflect the Reverse Stock Split. The par value of the Common Stock outstanding was not adjusted for the Reverse Stock Split.

Company Overview

The Company was incorporated in the State of Florida on April 8, 2013, with a fiscal year end of April 30. Until June 2017, we had not established any business operations and had not achieved any revenues. Until then, we were in the process of identifying and evaluating feasible business opportunities in the consumer products and technology industries.

The address of the head office is 207 W. Division Street, Suite 137 Chicago, Illinois 60622.  On November 13, 2017, the Company changed its name to “Black Cactus Global, Inc.” with a plan to engage in the development of commercial Blockchain technology and Smart Contract software applications for healthcare, Fintech, logistics and energy solutions worldwide. Effective October 8, 2020, the Company changed its name to “BLGI, Inc.” pursuant to the Amended and Restated Articles, as mentioned above. Our website address is www.blgi.net. The information contained in or accessible through our website is not part of this report and is intended for informational purposes only.

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

As of June 29, 2020, as consideration for the licenses provided under License Agreement and in satisfaction of its payment obligations under the License Agreement, the Company authorized the issuance of 12,455,497 restricted shares Common Stock to Black Cactus Holdings LLC (“Black Cactus Holdings”), the designee of CMBC, to be issued in two certificates each in the name of “Black Cactus Holdings LLC”, as follows: (i) one certificate representing 8,705,497 shares of Common Stock, which was issued and delivered to Black Cactus Holdings, and (ii) one certificate representing 3,750,000 shares of Common Stock, which was supposed to be issued to Black Cactus Holdings, but was reduced to 3,005,025 shares of Common Stock because the Company did not have enough authorized and unissued shares of Common Stock to issue all of such shares.

The certificate for 3,005,025 shares of Common Stock was issued by the Company on July 21, 2020 and is being held in escrow by the Company. The Company is in the process of issuing the certificate for the additional 744,975 shares of Common Stock that will also be held in escrow by the Company, until such time as an aggregate of 2,5000,000 shares of Common Stock issued to three former directors, one of whom is also a former officer, and a former director’s relative (the “Individual Defendants”), have been cancelled on the certified shareholder records of the Company or as otherwise provided in the Waiver Agreement(the “Cancellable Shares”). Promptly after the date upon which the Cancellable Shares have all been cancelled, the Company will instruct the Company’s transfer agent to cancel the shares held in escrow. In the event that all of the Cancellable Shares have not been cancelled on or before July 9, 2021, the Company will release to Black Cactus Holdings one and one-half (1.5) shares of Common Stock for each Cancellable Share that has not been cancelled by such date and any remaining shares of Common Stock represented by the Escrowed Certificate will be cancelled.

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

On September 9, 2020, the Company issued a convertible senior secured promissory note to Bellridge for loans provided in tranches, up to an aggregate principal amount of $1,000,000 (the “September 2020 Note”). On September 21, 2020, the Company and Bellridge entered into a correction to convertible secured promissory note (the “Convertible Note Correction), which provides that each tranche provided under the terms of the September 2020 Note is to be provided at an original issue discount (“OID”) of 10%. During the period covered by this quarterly report, Bellridge has funded the September 2020 Note in the aggregate principal amount of $83,600 for an aggregate purchase price of $76,000, net of a $7,600 OID.  For a detailed discussion regarding this transaction, please refer to the Unregistered Sales of Equity Securities section in Part II of Item 2 of this quarterly report.

On October 14, 2020, the Company filed a complaint (the “Complaint”) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against the Individual Defendants seeking the cancelation of the Cancellable Shares. The Complaint alleges that the Cancellable Shares were transferred in error, and without any intention to transfer possession of the Cancellable Shares to the Individual Defendants, since the Individual Defendants, as of such date had not, and at no time thereafter, performed the services that were to be rendered in consideration for the grant of the Cancellable Shares. The Complaint seeks, among other things, the cancelation and return of the Cancellable Shares to the status of authorized and unissued shares of the Company. Service of process on the Individual Defendants has not yet occurred.

Critical Accounting Policies

As of October 31, 2020, there were no critical accounting policies. See the footnotes to our unaudited financial statements, included elsewhere in this quarterly report on Form 10-Q, for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

There is no historical financial information about us upon which to base an evaluation of our performance. We had net loss of $1,046,490 and $122,669 for the three months ended October 31, 2020 and 2019, respectively and $2,597,596 and $242,334 for the six months ended October 31, 2020 and 2019, respectively.

We did not generate any revenues from our operations for the three months ended October 31, 2020 or 2019 or for the six months ended October 31, 2020 or 2019. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

During the three months ended October 31, 2020 and 2019, we had operating expenses of $160,958 and $1,505, respectively. The increase in operating expenses is primarily due to an increase in professional fees of $96,835, an increase in investor relations of $35,000, and an increase in research and development expenses of $25,000.

During the six months ended October 31, 2020 and 2019, we had operating expenses of $1,569,253 and $4,653, respectively. The increase in operating expenses is primarily due to an increase in license fees of $1,245,550, an increase in professional fees of $248,848, an increase in investor relations of $35,000, and an increase in research and development expenses of $25,000.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Three Months Ended October 31, 2020	For the Three Months Ended October 31, 2019
Revenue	—	—
Cost of Revenue	—	—
Net Loss (Income) and Comprehensive (Loss) Income	$(1,046,490)	$(122,669)
Net Loss (Income) per Common Share, Basic and Diluted	$(0.12)	$(0.01)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	8,696,110	8,303,665

	For the Six Months Ended October 31, 2020	For the Six Months Ended October 31, 2019
Revenue	—	—
Cost of Revenue	—	—
Net Loss (Income) and Comprehensive (Loss) Income	$(2,597,596)	$(242,334)
Net Loss (Income) per Common Share, Basic and Diluted	$(0.17)	$(0.03)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	14,992,857	8,303,665

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

As of October 31, 2020, we had not yet had any revenues from our services in the digital currency mining field.

Liquidity and Capital Resources

As of October 31, 2020, we had not generated any revenues from our business operations. As at October 31, 2020, there were 22,066,685 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to October 31, 2020 is $90,500.

As of October 31, 2020, and 2019, we had no cash on hand. Our cash was not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.

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

During the six months ended October 31, 2020 and 2019, we had operating expenses of $1,569,253 and $4,653, respectively. Historically, we have relied on loans to fund general and administrative operating expenses. As of October 31, 2020, we had a working capital deficiency of $3,285,323.

As of October 31, 2020, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

Subsequent Events

On November 12, 2020, the third tranche of the September 2020 Note was funded in the aggregate principal amount of $55,000 for an aggregate purchase price of $50,000, net of a $5,000 OID.  On November 25, 2020, the fourth tranche of the September 2020 Note was funded in the aggregate principal amount of $65,262 for an aggregate purchase price of $59,329, net of a $5,933 OID.

On November 25, 2020, the Company entered into a subscription agreement (“Subscription Agreement”) for a private placement (“Private Placement”) of its Common Stock, with an accredited investor (“Investor”), pursuant to which Subscription Agreement the Company agreed to issue and sell 1,000,000 restricted shares of Common Stock at a price of $0.10 per share (“Purchase Price”) for total gross proceeds of $100,000. The closing of the Private Placement occurred concurrently with the execution of the Subscription Agreement by the parties and the receipt of the Company of $100,000 in funds from the Investor. The Company is in the process of issuing the 1,000,000 shares of Common Stock to the Investor.

Pursuant to the Subscription Agreement, the issuance of the Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder and such Common Stock will therefore be restricted. The Investor gave representations that he is purchasing the Common Stock without a present view toward a distribution of the Common Stock and that he is an “accredited investor” (as defined under Rule 501 of Regulation D).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of October 31, 2020 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On September 9, 2020, the Company issued the September 2020 Note to Bellridge. Each tranche payment made under the September 2020 Note is to be made via wire transfer to the escrow account of Company’s attorneys, pursuant to the terms and conditions of the escrow agreement, among the Company, Bellridge, and the Company’s attorneys.

On September 17, 2020, the first tranche of the September 2020 Note was funded in the aggregate principal amount of $50,600 for an aggregate purchase price of $46,000, net of a $4,600 OID. On September 18, 2020, the second tranche of the September 2020 Note was funded in the aggregate principal amount of $33,000 for an aggregate purchase price of $30,000, net of a $3,000 OID.

On September 21, 2020, the Company and Bellridge entered into the Convertible Note Correction, which provides that each tranche provided under the terms of the September 2020 Note is to be provided at an original issue discount (“OID”) of 10%.

The interest on the outstanding principal due under the September 2020 Note accrues at a rate of 10% per annum. All principal and accrued interest under the September 2020 Note is due on September 9, 2021 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.14 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date. In the event of a default, the September 2020 Note is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date. The issuance was made pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company continues to be in default under several convertible notes to Bellridge Capital L.P. as follows:

On November 27, 2018, the Company defaulted on a convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $157,895 as a result of default, increasing the carrying value of the loan to $684,211. During the six months ended October 31, 2020, the Company recorded accretion of discount of $Nil (2019 - $Nil). During the six months ended October 31, 2020, the Company issued 2,052,498 shares of common stock upon the conversion of $150,904 of the Note, comprising of $107,769 principal amount and $43,135 interest. As at October 31, 2020, the carrying value of the principal amount was $576,441 (April 30, 2020 - $684,211), and the Company has recorded accrued interest of $443,499 (April 30, 2020 - $372,243).

On December 20, 2018, the Company defaulted on a convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $94,737 as a result of default, increasing the carrying value of the loan to $410,527. During the six months ended October 31, 2020, the Company recorded accretion of discount of $Nil (2019 - $Nil). As at October 31, 2020, the carrying value of the principal amount was $410,527 (April 30, 2020 - $410,527), and the Company has recorded accrued interest of $288,098 (April 30, 2020 - $206,584).

On December 20, 2018, the Company defaulted on another convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% principal increase of $63,158 as a result of default, increasing the carrying value of the loan to $273,685. During the six months ended October 31, 2020, the Company recorded accretion of discount of $Nil (2019 – $Nil). As at October 31, 2020, the carrying value of the principal amount was $273,685 (April 30, 2020 - $273,685), and the Company has recorded accrued interest of $189,303 (April 30, 2020 - $135,152).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information regarding the September 2020 Note as set forth in Part I, Item 2 and Part II, Item 1 of this quarterly report is incorporated by reference into this Item 5.

ITEM 6. EXHIBITS

Exhibit	Description

10.1*	Escrow Agreement, dated September 1, 2020, among Bellridge Capital L.P., Black Cactus Global, Inc. and Sullivan & Worcester LLP
10.2*	Convertible Secured Promissory Note, dated September 9, 2020, between Bellridge Capital L.P. and Black Cactus Global, Inc.
10.3*	Correction to Convertible Secured Promissory Note, dated September 21, 2020, between Bellridge Capital L.P. and Black Cactus Global, Inc.
31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

__________

* Filed herewith.

** To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLGI, INC.

Date: December 21, 2020	By: /s/ Lawrence P. Cummins
Lawrence P. Cummins
Chief Executive Officer (Principal Executive Officer)

Date: December 21, 2020	By: /s/ Jeremy Towning
Jeremy Towning
Chief Financial Officer (Principal Financial Officer)