Form 10-Q/A
period 2020-10-31
BLGI, INC.
filed 2020-12-26
CIK 1575345

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2020 (“Form 10-Q/A”) is to submit Exhibit 101 to the Form 10-Q filed with the Securities and Exchange Commission on December 21, 2020 (the “Form 10-Q”), in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files required to be filed with the Registrant’s Form 10-Q for the quarterly period ended October 31, 2020.

Additionally, this Form 10-Q/A corrects a typographical error in the STATEMENTS OF CASH FLOWS in Part I, Item 1 of the Form 10-Q, on page 7 of this Form 10-Q/A, under the column reporting information for the “Six Months ended October 31, 2020,” in the line item “Proceeds from loans payable,” which incorrectly stated a value of “$133,827.” The value has been corrected to “$57,827.”

Except as described above, no additional changes, revisions, or updates have been made to the Form 10-Q in this Form 10-Q/A. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect any events that may have occurred subsequent to the filing date of the Form 10-Q.

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

BLGI, INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Six Months Ended October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,597,596)	$(242,334)
Adjustments for non-cash amounts expensed:
Accretion of convertible debt discount	28,310	—
Accrued interest on debentures	253,842	236,421
Issuance of common shares for license agreement	1,245,550	—
Loss on conversion of convertible debentures	744,931	—

Changes in operating assets and liabilities:
Prepaid expenses	406	—
Accounts payable and accrued liabilities	195,788	(18,061)

Net Cash Used in Operating Activities	(128,769)	(23,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	57,827	23,974
Proceeds from convertible debentures	76,000	—

Net Cash Provided by Financing Activities	133,827	23,974

Change in Cash and Cash Equivalents	5,058	—

Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$5,058	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Escrow Agreement, dated September 1, 2020, among Bellridge Capital L.P., Black Cactus Global, Inc. and Sullivan & Worcester LLP (1)
10.2	Convertible Secured Promissory Note, dated September 9, 2020, between Bellridge Capital L.P. and Black Cactus Global, Inc. (1)
10.3	Correction to Convertible Secured Promissory Note, dated September 21, 2020, between Bellridge Capital L.P. and Black Cactus Global, Inc. (1)
31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

__________

* Filed herewith.

(1) Filed previously as an exhibit to the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLGI, INC.

Date: December 23, 2020	By: /s/ Lawrence P. Cummins
Lawrence P. Cummins
Chief Executive Officer (Principal Executive Officer)

Date: December 23, 2020	By: /s/ Jeremy Towning
Jeremy Towning
Chief Financial Officer (Principal Financial Officer)