Form 10-Q/A
period 2018-10-31
BLGI, INC.
filed 2021-02-19
CIK 1575345

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

___________________________

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

Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had a total of 29,112,661 shares of common stock issued and outstanding at February 17, 2021 .

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to BLGI, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2018 (“Form 10-Q/A”) is to submit Exhibit 101 to the Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Form 10-Q”), in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files (the “Interactive Data Files”) required to be filed with the Form 10-Q.

The following events, each of which occurred after the original filing date of the Form 10-Q, are applicable with respect to the executive officers executing this Form 10-Q/A, the change of the Company’s name, since the original filing date of the Form 10-Q, and differences in the number of outstanding shares, since the original filing date of the Form 10-Q:

●	Effective June 29, 2020, Jeremy Towning resigned as Chief Executive Officer;

●	Effective June 29, 2020, the Company appointed Lawrence P. Cummins as Chief Executive Officer;

●	Effective October 15, 2020, the Company changed its name from Black Cactus Global, Inc. to BLGI, Inc.; and

●

Effective October 15, 2020, the Company effected a 1-for-20 reverse stock split of its shares of common stock, par value $0.0001 per share; provided, however, that no changes or adjustments have been made to the financial information in the Form 10-Q to reflect such reverse stock split.

Other than the submission of the Interactive Data Files, no other changes, revisions, or updates have been made to the Form 10-Q in this Form 10-Q/A, which speaks as of the original filing date of the Form 10-Q and does not reflect any events that may have occurred subsequent to the filing date of the Form 10-Q.

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

BLGI, INC.

Date: February 19, 2021	By: /s/ Lawrence P. Cummins
Lawrence P. Cummins
Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2021	By: /s/ Jeremy Towning
Jeremy Towning
Chief Financial Officer (Principal Financial Officer)