Form 10-K/A
period 2019-04-30
BLGI, INC.
filed 2021-02-19
CIK 1575345

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

The registrant had 29,112,661 shares of its common stock issued and outstanding as of February 17, 2021 .

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to BLGI, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (“Form 10-K/A”) is to submit Exhibit 101 to the Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Form 10-K”), in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files (the “Interactive Data Files”) required to be filed with the Form 10-K.

The following events, each of which occurred after the original filing date of the Form 10-K, are applicable with respect to the executive officers executing this Form 10-K/A, the change of the Company’s name, since the original filing date of the Form 10-K, and differences in the number of outstanding shares, since the original filing date of the Form 10-K:

●	Effective June 29, 2020, Jeremy Towning resigned as Chief Executive Officer;

●	Effective June 29, 2020, the Company appointed Lawrence P. Cummins as Chief Executive Officer and as a member of the Company’s board of directors;

●	Effective October 15, 2020, the Company changed its name from Black Cactus Global, Inc. to BLGI, Inc.; and

●

Effective October 15, 2020, the Company effected a 1-for-20 reverse stock split of its shares of common stock, par value $0.0001 per share; provided, however, that no changes or adjustments have been made to the financial information in the Form 10-K to reflect such reverse stock split.

Other than the submission of the Interactive Data Files, no other changes, revisions, or updates have been made to the Form 10-K in this Form 10-K/A, which speaks as of the original filing date of the Form 10-K and does not reflect any events that may have occurred subsequent to the filing date of the Form 10-K.

Item 15. Exhibits and Financial Statement Schedules.

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

4.10	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (1)
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

21.1	Subsidiaries of the Registrant (1)
31.1 *	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of CEO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance File
101.SCH	XBRL Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

__________

* Filed herewith

(1) Filed previously as an exhibit to the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLGI, INC.

Date: February 19, 2021	By:	/s/ Lawrence P. Cummins
Lawrence P. Cummins, Chief Executive Officer

Date: February 19, 2021	By:	/s/ Jeremy Towning
Jeremy Towning, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)