Form 10-Q/A
period 2019-10-31
BLGI, INC.
filed 2021-02-19
CIK 1575345

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to BLGI, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2019 (“Form 10-Q/A”) is to submit Exhibit 101 to the Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Form 10-Q”), in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files (the “Interactive Data Files”) required to be filed with the Form 10-Q.

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