Form 10-Q/A
period 2020-01-31
BLGI, INC.
filed 2021-02-19
CIK 1575345

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to BLGI, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2020 (“Form 10-Q/A”) is to submit Exhibit 101 to the Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Form 10-Q”), in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files (the “Interactive Data Files”) required to be filed with the Form 10-Q.

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

●

Effective October 15, 2020, the Company effected a 1-for-20 reverse stock split of its shares of common stock, par value $0.0001 per share; pro vided, however, that no changes or adjustments have been made to the financial information in the Form 10-Q to reflect such reverse stock split.

Additionally, this Form 10-Q/A corrects a typographical error in the STATEMENTS OF CASH FLOWS in Part I, Item 1 of the Form 10-Q, on page 7 of this Form 10-Q/A, under the column reporting information for the “Nine Months ended January 31, 2019,” in the line item “Net effect of exchange rate changes on cash,” which incorrectly stated a value of “$897.” The value has been corrected to “$876.”

Except as described above, no other changes, revisions, or updates have been made to the Form 10-Q in this Form 10-Q/A, which speaks as of the original filing date of the Form 10-Q and does not reflect any events that may have occurred subsequent to the filing date of the Form 10-Q.

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

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Nine Months Ended January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(376,525)	$(4,126,101)
Adjustments for non-cash amounts expensed:
Accretion of loan discounts	—	851
Accretion of convertible debt discount	—	972,750
Accrued interest on debentures	361,618	421,656
Allowance for receivables	—	339,554
Loss on settlement of debt	—	201,500
Stock-based compensation	—	1,875,000

Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	160,790
Accounts payable and accrued liabilities	(10,063)	761

Net Cash Used in Operating Activities	(24,970)	(153,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party, net of repayments	—	(12,889)
Proceeds from issuance of convertible debt, net of debt financing costs	—	180,000
Proceeds from (repayments of) loans payable	24,970	(15,000)

Net Cash Provided by Financing Activities	24,970	152,111

Net effect of exchange rate changes on cash	—	876

Change in Cash and Cash Equivalents	—	(252)

Cash and Cash Equivalents, Beginning of Period	—	252

Cash and Cash Equivalents, End of Period	$—	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

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