Form 10-K/A
period 2020-04-30
BLGI, INC.
filed 2021-02-19
CIK 1575345

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to BLGI, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended April 30, 2020 (“Form 10-K/A”) is to submit Exhibit 101 to the Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 30, 2020 (the “Form 10-K”), in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files (the “Interactive Data Files”) required to be filed with the Form 10-K.

The following events, each of which occurred after the original filing date of the Form 10-K, are applicable with respect to the change of the Company’s name, since the original filing date of the Form 10-K, and differences in the number of outstanding shares, since the original filing date of the Form 10-K:

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

Additionally, this Form 10-K/A corrects a typographical error in the STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS in the financial statements, on page F-3 of this Form 10-K/A, under the column reporting information for the “Year ended April 30, 2020,” in the line item “Foreign Exchange Gain,” which incorrectly stated a value of “$(3,015).” The value has been corrected to “$(3,095).”

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

10.11	Form of Securities Purchase Agreement, dated February 20, 2020, between Bellridge Capital, L.P. and Black Cactus Global, Inc. (1)
10.12	Form of 10% Convertible Promissory Note, dated February 20, 2020, between Bellridge Capital, L.P. and Black Cactus Global, Inc. (1)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Current Report on Form 10-K filed with the Commission on June 30, 2020)
31.1 *	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of CEO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance File
101.SCH	XBRL Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

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

BLACK CACTUS GLOBAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	For the Years Ended April 30,
	2020	2019

OPERATING EXPENSES
Consulting (Note 12)	$—	$108,133
General and administrative	4,146	28,602
Foreign exchange gain	(3,095)	—
Investor relations	—	71,333
Professional fees	95,360	158,772
Stock-based compensation (Note 13)	—	1,875,000

TOTAL OPERATING EXPENSES	$(96,411)	$(2,241,840)

OTHER EXPENSES
Accretion of discounts on convertible debentures (Note 10)	(8,020)	(972,750)
Allowance for receivables (Note 7(a))	—	(339,554)
Loss on settlement of debt (Note 9(c))	—	(201,500)
Interest expense	(492,134)	(539,208)

NET LOSS AND COMPREHENSIVE LOSS	$(596,565)	$(4,294,852)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	166,073,296	194,033,844

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