Form 10-Q
period 2021-01-31
BLGI, INC.
filed 2021-03-22
CIK 1575345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

or

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

Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: We had a total of 29,112,661 shares of common stock issued and outstanding at March 22, 2021.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

BLGI, INC.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	January 31,	April 30,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$218	$—
Prepaid expenses and other assets (Note 5)	8,615	5,331
TOTAL ASSETS	$8,833	$5,331

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 7)	$531,556	$380,150
Amount payable for BitReturn (Note 10)	350,000	350,000
Convertible debentures (Note 9)	2,454,974	2,091,477
Loans payable (Note 8)	148,291	88,816
Total Liabilities	3,484,821	2,910,443

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding (Note 12)	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 29,111,660 and 8,303,665 shares issued and outstanding as of January 31, 2021 and April 30, 2020, respectively (Note 12)	2,911	830
Shares issuable (Notes 11(a), 11(d))	—	420,000
Additional paid-in capital	11,047,302	7,756,351
Accumulated deficit	(14,526,201)	(11,082,293)
Total Stockholders’ Deficit	(3,475,988)	(2,905,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,833	$5,331

Going concern (Note 2)

Commitments (Note 11)

The accompanying notes are an integral part of these unaudited financial statements.

BLGI, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2021	2020	2021	2020

OPERATING EXPENSES
Consulting (Note 11(e))	$425,000	$—	$425,000	$—
General and administrative	5,996	1,036	17,163	3,289
Foreign exchange loss	2,813	—	4,101	—
Investor relations	40,000	—	75,000	—
License fee (Note 11(d))	—	—	1,245,550	—
Professional fees	63,335	7,328	314,583	9,728
Research and development	99,970	—	124,970	—

TOTAL OPERATING EXPENSES	$(637,114)	$(8,364)	$(2,206,367)	$(13,017)

OTHER EXPENSES
Accretion of discounts on convertible debentures (Note 9)	(51,584)	—	(79,894)	—
Interest expense	(157,614)	(125,827)	(412,716)	(363,508)
Loss on conversion of convertible debentures (Note 12)	—	—	(744,931)	—

NET LOSS AND COMPREHENSIVE LOSS	$(846,312)	$(134,191)	$(3,443,908)	$(376,525)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.04)	$(0.02)	$(0.19)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	22,959,997	8,303,665	18,052,137	8,303,665

The accompanying notes are an integral part of these unaudited financial statements.

BLGI, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

(Unaudited)

						Additional		Total
	Preferred Stock		Common Stock		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balance – April 30, 2019	—	$—	8,303,665	$830	$420,000	$7,712,014	$(10,485,728)	$(2,352,884)

Net loss for the period	—	—	—	—	—	—	(119,665)	(119,665)

Balance – July 31, 2019	—	$—	8,303,665	$830	$420,000	$7,712,014	$(10,605,393)	$(2,472,549)

Net loss for the period	—	—	—	—	—	—	(122,669)	(122,669)

Balance – October 31, 2019	—	$—	8,303,665	$830	$420,000	$7,712,014	$(10,728,062)	$(2,595,218)

Net loss for the period	—	—	—	—	—	—	(134,191)	(134,191)

Balance – January 31, 2020	—	$—	8,303,665	$830	$420,000	$7,712,014	$(10,862,253)	$(2,729,409)

Balance – April 30, 2020	—	$—	8,303,665	$830	$420,000	$7,756,351	$(11,082,293)	$(2,905,112)

Issuance of common shares for license agreement	—	—	11,710,522	1,172	74,498	1,169,880	—	1,245,550

Net loss for the period	—	—	—	—	—	—	(1,551,106)	(1,551,106)

Balance – July 31, 2020	—	$—	20,014,187	$2,002	$494,498	$8,926,231	$(12,633,399)	$(3,210,668)

Beneficial conversion features associated with convertible debentures	—	—	—	—	—	76,000	—	76,000

Issuance of common shares pursuant to conversion of convertible debentures	—	—	2,052,498	205	—	895,630	—	895,835

Net loss for the period	—	—	—	—	—	—	(1,046,490)	(1,046,490)

Balance – October 31, 2020	—	$—	22,066,685	$2,207	$494,498	$9,897,861	$(13,679,889)	$(3,285,323)

Beneficial conversion features associated with convertible debentures	—	—	—	—	—	130,647	—	130,647

Issuance of common shares for license agreement	—	—	744,975	74	(74,498)	74,424	—	—

Issuance of common shares for services	—	—	5,000,000	500	—	424,500	—	425,000

Issuance of common shares for cash	—	—	1,000,000	100	—	99,900	—	100,000

Issuance of common shares for settlement of debt	—	—	300,000	30	(420,000)	419,970	—	—

Net loss for the period	—	—	—	—	—	—	(846,312)	(846,312)

Balance – January 31, 2021	—	$—	29,111,660	$2,911	$—	$11,047,302	$(14,526,201)	$(3,475,988)

The accompanying notes are an integral part of these unaudited financial statements.

BLGI, INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	For the Nine Months Ended January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,443,908)	$(376,525)
Adjustments for non-cash amounts expensed:
Accretion of convertible debt discount	79,894	—
Accrued interest on debentures	412,716	363,508
Issuance of common shares for services	425,000	—
Issuance of common shares for license agreement	1,245,550	—
Loss on conversion of convertible debentures	744,931	—

Changes in operating assets and liabilities:
Prepaid expenses	(3,284)	—
Accounts payable and accrued liabilities	151,163	(11,953)

Net Cash Used in Operating Activities	(387,938)	(24,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	57,827	24,970
Proceeds from convertible debentures	230,329	—
Issuance of common shares for cash	100,000	—

Net Cash Provided by Financing Activities	388,156	24,970

Change in Cash and Cash Equivalents	218	—

Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$218	$—

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue or cash flow from operations since inception. As at January 31, 2021, the Company has a working capital deficiency of $3,475,988 and an accumulated deficit of $14,526,201. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise sufficient financing to acquire or develop a profitable business. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including related party advances and term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These unaudited interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States dollars. The Company’s fiscal year-end is April 30.

These unaudited interim financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by US GAAP to complete financial statements. Therefore, these unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2021, and the results of its operations for the three and nine months ended January 31, 2021 and cash flows for the nine months ended January 31, 2021. The results of operations for the nine-month period ended January 31, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of January 31, 2021 and April 30, 2020:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	January 31,	April 30,
	(Level 1)	(Level 2)	(Level 3)	2021	2020
Assets:
Cash and cash equivalents	$ —	$ —	$ —	$ 218	$ —

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

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and potentially dilutive common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding. As of January 31, 2021, the Company had 58,282,826 (April 30, 2020 – 44,993,227) potentially dilutive common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new mandatory accounting pronouncements that are in effect and there has been no significant impact on its financial statements. The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. FINANCIAL RISK FACTORS

LIQUIDITY RISK

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at January 31, 2021, the Company has a working capital deficiency of $3,475,988 and requires additional funding to meet its current obligations. The Company’s current obligations include accounts payable and accrued liabilities which have contractual maturities of less than 60 days and are subject to normal trade terms, loans payable which are due on demand, and convertible debentures which have defaulted and are due on demand. The Company requires additional financing to meet its current obligations. The ability of the Company to continue to identify and evaluate feasible business opportunities, develop products and generate working capital is dependent on its ability to secure additional equity or debt financing.

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

The Company has entered into a Business Development and Advisory Agreement with Hodson Ltd (“Hodson”), a company owned by a trust in which the Chief Financial Officer (“CFO”) of the Company is the trustee. The CFO is also a director of Hodson. The agreement is described in Note 11(e).

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	January 31, 2021	April 30, 2020

Accounts payable	$523,092	$295,273
Accrued liabilities	8,464	84,877
	$531,556	$380,150

8. LOANS PAYABLE

The balance presented for loans payable consist of the following amounts:

(a)

On July 15, 2016, the Company entered into a loan agreement for a principal balance of up to $50,000 at any given time. The amount is unsecured, non-interest bearing and was due on July 15, 2018. As at January 31, 2021, the Company has received gross loan proceeds of $54,176. Upon receipt of the funds, the Company recorded fair value discounts of $6,836. During the year ended April 30, 2017, the Company repaid $10,600 of principal and recognized accretion of the discount of $2,067. During the year ended April 30, 2018, the Company repaid $5,000 of principal and recognized accretion of the discount of $3,918. During the year ended April 30, 2019, the Company repaid $nil of principal and recognized accretion of the discount of $851. At January 31, 2021, the net carrying value of the loan was $38,576 (April 30, 2020 - $38,576) which is due on demand.

(b)	As at January 31, 2021, the Company was indebted for loans amounting to $500 (April 30, 2020 - $500). The amounts are unsecured, non-interest bearing and due on demand.

(c)

On February 14, 2018, the Company entered into a loan agreement for a principal balance of $25,000.  The loan bears interest at 10% per annum and was due on February 13, 2019. The loan remains unpaid at January 31, 2021. During the nine months ended January 31, 2021, the Company accrued interest expense of $1,891(2019 – $1,891). As of January 31, 2021, the interest payable totaled $5,000 (April 30, 2020 - $3,109), which has been included in accounts payable and accrued liabilities on the balance sheet.

(d)

As at January 31, 2021, the Company was indebted for loans amounting to $84,215 (April 30, 2020 - $24,740) owing to Bellridge Capital L.P. (“Bellridge”). The amounts are unsecured, non-interest bearing and due on demand. During the nine months ended January 31, 2021, the Company received loans from Bellridge totaling $57,827 (2020 - $24,970). The foreign exchange losses on the loans payable to Bellridge totaled $1,648 for the nine months ended January 31, 2021.

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

The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts did not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. The Company’s trading history indicated that the shares are thinly traded and the market would not absorb the sale of the shares issued upon conversion without significantly affecting the price. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features were not required to be separated from the host instrument and accounted for separately. As a result, at January 31, 2021, the conversion features and non-standard anti-dilutions provisions would not meet derivative classification.

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

On November 27, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% default penalty of $191,297 as a result of default, which included $25,694 of interest accrued up to the point of default. The default penalty increased the carrying value of the loan principal to $717,613. During the nine months ended January 31, 2021, the Company issued 2,052,498 shares of common stock upon the conversion of $150,904 of the Note, comprising of $107,769 principal amount and $43,135 interest (Note 12). As at January 31, 2021, the carrying value of the principal amount was $609,844 (April 30, 2020 - $684,211), and the Company has recorded accrued interest of $481,036 (April 30, 2020 - $372,243).

(a)

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% default penalty of $109,341 as a result of default, which included $11,234 of interest accrued up to the point of default. The default penalty increased the carrying value of the loan principal to $425,131. During the nine months ended January 31, 2021, the Company recorded accretion of discount of $Nil (2019 - $Nil). As at January 31, 2021, the carrying value of the principal amount was $425,131 (April 30, 2020 - $410,527), and the Company has recorded accrued interest of $321,756 (April 30, 2020 - $206,584).

(b)

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

On December 20, 2018, the Company defaulted on the convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% default penalty of $70,836 as a result of default, which included $5,906 of interest accrued up to the point of default. The default penalty increased the carrying value of the loan principal to $281,363. As at January 31, 2021, the carrying value of the principal amount was $281,363 (April 30, 2020 - $273,685), and the Company has recorded accrued interest of $212,944 (April 30, 2020 - $135,152).

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

(c)

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

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $44,337 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $9,934. The OID of $4,934 and debt financing costs of $5,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the nine months ended January 31, 2021, the Company recorded accretion of discount of $38,265 increasing the carrying value of the loan to $46,285. As at January 31, 2021, the Company has recorded accrued interest of $5,216 (April 30, 2020 - $1,055).

(d)

On September 9, 2020, the Company entered into an additional securities purchase agreement with Bellridge, pursuant to which the Company issued a convertible promissory note for loans provided in tranches, up to an aggregate principal amount of $1,000,000 (“September 2020 Note”). Each tranche provided under the terms of the Note is to be provided at an original issue discount (“OID”) of 10%.

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

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $46,000 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $4,600. The OID of $4,600 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the nine months ended January 31, 2021, the Company recorded accretion of discount of $11,567 increasing the carrying value of the loan to $11,567. As at January 31, 2021, the Company has recorded accrued interest of $1,911 (April 30, 2020 - $Nil).

On September 18, 2020, the second tranche of the September 2020 Note was funded in the aggregate principal amount of $33,000 for an aggregate purchase price of $30,000, net of a $3,000 OID. The total debt issue costs of $3,000 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method.

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $30,000 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $3,000. The OID of $3,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the nine months ended January 31, 2021, the Company recorded accretion of discount of $7,514 increasing the carrying value of the loan to $7,514. As at January 31, 2021, the Company has recorded accrued interest of $1,237 (April 30, 2020 - $Nil).

On November 12, 2020, the third tranche of the September 2020 Note was funded in the aggregate principal amount of $55,000 for an aggregate purchase price of $50,000, net of a $5,000 OID. The total debt issue costs of $5,000 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method.

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $50,000 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $5,000. The OID of $5,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the nine months ended January 31, 2021, the Company recorded accretion of discount of $9,451 increasing the carrying value of the loan to $9,451. As at January 31, 2021, the Company has recorded accrued interest of $1,222 (April 30, 2020 - $Nil).

On November 25, 2020, the fourth tranche of the September 2020 Note was funded in the aggregate principal amount of $65,262 for an aggregate purchase price of $59,329, net of a $5,933 OID. The total debt issue costs of $5,933 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method.

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $35,647 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $29,615. The OID of $5,933 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $23,682. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the nine months ended January 31, 2021, the Company recorded accretion of discount of $6,419 increasing the carrying value of the loan to $30,101. As at January 31, 2021, the Company has recorded accrued interest of $1,215 (April 30, 2020 - $Nil).

On December 21, 2020, the fifth tranche of the September 2020 Note was funded in the aggregate principal amount of $22,000 for an aggregate purchase price of $20,000, net of a $2,000 OID. The total debt issue costs of $2,000 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method.

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $20,000 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $2,000. The OID of $2,000 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the nine months ended January 31, 2021, the Company recorded accretion of discount of $3,064 increasing the carrying value of the loan to $3,064. As at January 31, 2021, the Company has recorded accrued interest of $251 (April 30, 2020 - $Nil).

On December 29, 2020, the sixth tranche of the September 2020 Note was funded in the aggregate principal amount of $27,500 for an aggregate purchase price of $25,000, net of a $2,500 OID. The total debt issue costs of $2,500 have been netted against the principal and will be amortized over the term of the loan using the effective interest rate method.

As the stock price at the issuance date was greater than the effective conversion price, it was determined that there was a beneficial conversion feature. The Company then recognized the beneficial conversion feature of $25,000 as additional-paid-in capital and an equivalent discount that further reduced the carrying value of the convertible debt to $2,500. The OID of $2,500 discounted the convertible debenture such that the carrying value of the convertible debt on the date of issue was $0. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. During the nine months ended January 31, 2021, the Company recorded accretion of discount of $3,614 increasing the carrying value of the loan to $3,614. As at January 31, 2021, the Company has recorded accrued interest of $252 (April 30, 2020 - $Nil).

10. PRODUCT DEVELOPMENT AND WEBSITE COSTS

On June 18, 2017, the Company entered into a Definitive Acquisition Agreement involving the internet domain and brand BitReturn. The Agreement represented the Company’s development of a plan to create a technology business in mining digital currency with an operating name of BitReturn. The Company issued 500,000 shares of restricted common stock with a fair value of $1,900,000 as payment under the terms of the Agreement, which was recognized as and included in product development and website costs. The Company is also to make cash payments totaling $350,000 under the terms of the Agreement, and as at January 31, 2021, $350,000 (April 30, 2020 - $350,000) is recorded as an amount payable for BitReturn. Product development and website expenses represent costs of acquiring the brand BitReturn, development of the crypto currency mining product, and creation of the website. These costs did not meet the criteria for capitalization, and therefore were treated as an operating expense in fiscal 2018. During the year ended April 30, 2019, the Company determined it would not proceed with its plan to create a technology business in mining digital currency.

11. COMMITMENTS

(a)

On February 14, 2018, the Company entered into an Employment Agreement with a term of three years. Pursuant to the Employment Agreement, the Company agreed to issue 400,000 shares and pay the employee GBP250,000 in exchange for services.  On July 9, 2018, the Company and the employee entered into a Settlement and General Release Agreement pursuant to which, the Company agreed to issue the employee 300,000 shares of common stock in exchange for release from the Employment Agreement and the fair value of $420,000 of the shares issuable was expensed in July 2018. During the nine-month period ended January 31, 2021, the Company issued the 300,000 shares of common stock (refer to Note 12).

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

In consideration, the Company authorized the issuance of 12,455,497 restricted shares of the Company’s common stock, to Black Cactus Holdings LLC, the designee of CMBC Limited, to be issued in two certificates each in the name of “Black Cactus Holdings LLC”, as follows: (i) one certificate representing 8,705,497 shares of common stock, which was issued and delivered to Black Cactus Holdings LLC, and (ii) one certificate representing 3,750,000 shares of common stock, which was supposed to be issued to Black Cactus Holdings LLC, but was reduced to 3,005,025 shares of common stock because the Company did not have enough authorized and unissued shares of common stock to issue all of such shares on the date of issuance. The Company intends to issue the remaining shares of common stock to Black Cactus Holdings LLC as soon as they become available. The certificate for 3,005,025 shares is being held in escrow by the Company, and the certificate for the additional shares of common stock will also be held in escrow by the Company, until such time as certain shares of common stock have been cancelled on the certified shareholder records of the Company or as otherwise provided in the Waiver Agreement.

On July 21, 2020, the Company issued two certificates representing 8,705,497 shares of common stock and 3,005,025 shares of common stock (refer to Note 12) with an aggregate fair value of $1,171,052 based on the quoted market price on June 29, 2020. On January 18, 2021, the Company issued a certificate representing the remaining 744,975 shares of common stock (refer to Note 12) with a fair value of $74,498 based on the quoted market price on June 29, 2020. Management determined that the future economic benefits of the license acquired are not probable upon acquisition and the Company expensed the acquisition fee of $1,245,550 as incurred.

(e)

On January 5, 2021, the Company and Hodson Ltd (“Hodson”) entered into a Business Development and Advisory Agreement. In consideration for the services provided, the Company agreed to issue 5,000,000 shares of common stock with a fair value of $425,000 based on the quoted market price on January 5, 2021 (refer to Note 12). The Company also agreed to pay a monthly fee for future services, which is to negotiated between the Company and Hodson.

12. STOCK

On November 13, 2017, the Company amended its Articles of Incorporation, increasing the number of common stock authorized from 240,000,000 to 490,000,000, par value of $0.0001, leaving the number of preferred stock authorized at 10,000,000, par value of $0.0001, and designated 10,000 shares of its authorized but unissued shares of preferred stock as Series A Preferred Stock.

On October 15, 2020, the Company amended its Articles of Incorporation, reducing the number of common stock authorized from 490,000,000 to 200,000,000, par value of $0.0001, terminating the designation of 10,000 shares of its authorized but unissued shares of preferred stock as Series A Preferred Stock, and amended the authorization to issue 10,000,000 shares of Preferred Stock, par value of $0.0001, to provide for 10,000,000 shares of “blank check” preferred stock, par value of $0.0001.

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

COMMON STOCK

On July 21, 2020, in connection with the Waiver Agreement dated June 29, 2020 (Note 11(d)), the Company issued an aggregate of 11,710,522 shares of common stock with a fair value of $1,171,052.

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

On January 18, 2021, in connection with the Waiver Agreement dated June 29, 2020 (Note 11(d)), the Company issued 744,975 shares of common stock with a fair value of $74,498.

On January 18, 2021, in connection with the Business Development and Advisory Agreement dated January 5, 2021 (Note 11(e)), the Company issued 5,000,000 shares of common stock with a fair value of $425,000.

On January 25, 2021, the Company issued 1,000,000 shares of common stock for cash proceeds of $100,000.

On July 9, 2018, the Company entered into a Settlement and General Release Agreement pursuant to which the Company would issue an employee 300,000 shares of common stock in exchange for release from the Employment Agreement (refer to Note 11(a)). The fair value of the shares on the date of settlement of $420,000 is presented as of April 30, 2020 as shares issuable because the shares had  not been issued to date. On January 26, 2021, the Company issued the 300,000 shares of common stock in exchange for release from the Employment Agreement. The fair value of the shares of $420,000 was expensed in July 2018.

As at January 31, 2021, there are 29,111,660 (April 30, 2020 – 8,303,665) shares of common stock issued and outstanding.

PREFERRED STOCK

As at January 31, 2021, there are no issued and outstanding Preferred Stock.

13. SHARE PURCHASE WARRANTS

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, April 30, 2020	4,672,773	1.84
Issued	—	—
Balance, January 31, 2021	4,672,773	1.84

As at January 31, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

394,737	0.057*	May 27, 2022
28,036	2.00	March 29, 2023
4,250,000	2.00	April 5, 2023
4,672,773

* The lower of $2.00 and 70% of the lowest traded price of the Company’s common stock during the prior 20 consecutive trading days.

The weighted average remaining life of the warrants outstanding as at January 31, 2021 is 2.10 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended January 31, 2021 should be read together with our unaudited financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

The certificate for 3,005,025 shares of Common Stock was issued by the Company on July 21, 2020 and is being held in escrow by the Company (the “July Escrowed Certificate”). The certificate for 744,975 shares of Common Stock was issued by the Company on January 18, 2021 and is being held in escrow by the Company (together with the July Escrowed Certificate, the “Escrowed Certificates”), until such time as an aggregate of 2,5000,000 shares of Common Stock issued to three former directors, one of whom is also a former officer, and a former director’s relative (the “Individual Defendants”), have been cancelled on the certified shareholder records of the Company or as otherwise provided in the Waiver Agreement(the “Cancellable Shares”). Promptly after the date upon which the Cancellable Shares have all been cancelled, the Company will instruct the Company’s transfer agent to cancel the shares held in escrow. In the event that all of the Cancellable Shares have not been cancelled on or before July 9, 2021, the Company will release to Black Cactus Holdings one and one-half (1.5) shares of Common Stock for each Cancellable Share that has not been cancelled by such date and any remaining shares of Common Stock represented by the Escrowed Certificates will be cancelled.

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

On September 9, 2020, the Company issued a convertible senior secured promissory note to Bellridge for loans provided in tranches, up to an aggregate principal amount of $1,000,000 (the “September 2020 Note”). On September 21, 2020, the Company and Bellridge entered into a correction to convertible secured promissory note (the “Convertible Note Correction), which provides that each tranche provided under the terms of the September 2020 Note is to be provided at an original issue discount (“OID”) of 10%. During the period covered by this quarterly report, Bellridge has funded the September 2020 Note in the aggregate principal amount of $169,762 for an aggregate purchase price of $154,329 net of a $15,433 OID.  For a detailed discussion regarding this transaction, please refer to the Unregistered Sales of Equity Securities section in Part II of Item 2 of this quarterly report.

On October 14, 2020, the Company filed a complaint (the “Complaint”) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against the Individual Defendants seeking the cancelation of the Cancellable Shares. The Complaint alleges that the Cancellable Shares were transferred in error, and without any intention to transfer possession of the Cancellable Shares to the Individual Defendants, since the Individual Defendants, as of such date had not, and at no time thereafter, performed the services that were to be rendered in consideration for the grant of the Cancellable Shares. The Complaint seeks, among other things, the cancelation and return of the Cancellable Shares to the status of authorized and unissued shares of the Company. The Company has attempted to serve process on all of the Individual Defendants and has successfully done so with respect to two of the four Individual Defendants. The Company is currently attempting to obtain written agreements with those two Individual Defendants so that their Cancellable Shares can be cancelled. There is no assurance that the Company will be able to secure such written agreements from those two Individual Defendants.

Critical Accounting Policies

As of January 31, 2021, there were no critical accounting policies. See the footnotes to our unaudited financial statements, included elsewhere in this quarterly report on Form 10-Q, for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

There is no historical financial information about us upon which to base an evaluation of our performance. We had net loss of $846,312 and $134,191 for the three months ended January 31, 2021 and 2020, respectively and $3,443,908 and $376,525 for the nine months ended January 31, 2021 and 2020, respectively.

We did not generate any revenues from our operations for the three months ended January 31, 2021 or 2020 or for the nine months ended January 31, 2021 or 2020. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies.

During the three months ended January 31, 2021 and 2020, we had operating expenses of $637,144 and $8,364, respectively. The increase in operating expenses is primarily due to an increase in consulting fees of $425,000, an increase in professional fees of $56,007, an increase in investor relations of $40,000, and an increase in research and development expenses of $99,970.

During the nine months ended January 31, 2021 and 2020, we had operating expenses of $2,206,367 and $13,017, respectively. The increase in operating expenses is primarily due to an increase in license fees of $1,245,550, an increase in consulting fees of $425,000, an increase in professional fees of $304,855, an increase in investor relations of $75,000, and an increase in research and development expenses of $124,970.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

	For the Three Months Ended January 31, 2021	For the Three Months Ended January 31, 2020
Revenue	—	—
Cost of Revenue	—	—
Net Loss and Comprehensive Loss	$(846,312)	$(134,191)
Net Loss per Common Share, Basic and Diluted	$(0.04)	$(0.02)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	22,959,997	8,303,665

	For the Nine Months Ended January 31, 2021	For the Nine Months Ended January 31, 2020
Revenue	—	—
Cost of Revenue	—	—
Net Loss and Comprehensive Loss	$(3,443,908)	$(376,525)
Net Loss per Common Share, Basic and Diluted	$(0.19)	$(0.05)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	18,052,137	8,303,665

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

As of January 31, 2021, we had not yet had any revenues from our services in the digital currency mining field.

Liquidity and Capital Resources

As of January 31, 2021, we had not generated any revenues from our business operations. As at January 31, 2021, there were 29,111,660 shares of common stock issued and outstanding. Total cash proceeds received from common share issuance since inception to January 31, 2021 is $190,500.

As of January 31, 2021, and 2010, we had $218 cash on hand. Our cash was not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC. We believe we will require additional financing in the form of share issuance proceeds or advances from our directors.

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

During the nine months ended January 31, 2021 and 2020, we had operating expenses of $2,206,367 and $13,017, respectively. Historically, we have relied on loans to fund general and administrative operating expenses. As of January 31, 2021, we had a working capital deficiency of $3,475,988.

As of January 31, 2021, the Company had no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of January 31, 2021 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2020, the third tranche of the September 2020 Note was funded in the aggregate principal amount of $55,000 for an aggregate purchase price of $50,000, net of a $5,000 OID.  On November 25, 2020, the fourth tranche of the September 2020 Note was funded in the aggregate principal amount of $65,262 for an aggregate purchase price of $59,329, net of a $5,933 OID. On December 21, 2020, the fifth tranche of the September 2020 Note was funded in the aggregate principal amount of $22,000, net of $2,000 OID. On December 29, 2020, the sixth tranche of the September 2020 Note was funded in the aggregate principal amount of $27,500, net of $2,500 OID.

The interest on the outstanding principal due under the September 2020 Note accrues at a rate of 10% per annum. All principal and accrued interest under the September 2020 Note is due on September 9, 2021 and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.14 and (ii) 70% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date. In the event of a default, the September 2020 Note is convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest traded market price in the 20 consecutive trading days prior to the conversion date. The issuance was made pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds for such issuance were used primarily for working capital and general corporate purposes.

On November 25, 2020, the Company entered into a subscription agreement (“Subscription Agreement”) for a private placement (“Private Placement”) of its Common Stock, with an accredited investor (“Investor”), pursuant to which Subscription Agreement the Company agreed to issue and sell 1,000,000 restricted shares of Common Stock at a price of $0.10 per share (“Purchase Price”) for total gross proceeds of $100,000. The closing of the Private Placement occurred concurrently with the execution of the Subscription Agreement by the parties and the receipt of the Company of $100,000 in funds from the Investor. The Company issued the 1,000,000 shares of Common Stock to the Investor on January 25, 2021.

Pursuant to the Subscription Agreement, the issuance of the Common Stock is exempt from the registration requirements of the Securities Act, pursuant to Regulation D promulgated thereunder and such Common Stock will therefore be restricted. The Investor gave representations that he is purchasing the Common Stock without a present view toward a distribution of the Common Stock and that he is an “accredited investor” (as defined under Rule 501 of Regulation D). The proceeds for such issuance were used primarily for working capital and general corporate purposes.

On January 5, 2021, the Company and Hodson Ltd. entered into a Business Development and Advisory Agreement. In consideration for the services provided, the Company agreed to issue 5,000,000 shares of Common Stock in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, with a fair value of $425,000 based on the quoted market price on January 5, 2021.

On June 29, 2020, the Company became obligated to issue 249,109,944 restricted shares of Common Stock to Black Cactus Holdings LLC as consideration for the licenses provided under the License Agreement and in satisfaction if its payment obligations under the License Agreement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. In connection therewith, on January 18, 2021, the Company issued 744,975 restricted shares of Common Stock to Black Cactus Holdings LLC, which should have been issued to Black Cactus Holdings LLC but for the Company not having enough authorized and unissued shares of common stock to issue all of such shares. For a detailed discussion regarding this transaction, please refer to the Company Overview section in Part I of Item 2 of this quarterly report.

On July 9, 2018, the Company entered into a Settlement and General Release Agreement pursuant to which the Company would issue an employee 300,000 shares of common stock in exchange for release from the Employment Agreement. See Note 11(a) of our financial statements. On January 26, 2021, the Company issued the 300,000 shares of Common Stock in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act in exchange for release from the Employment Agreement. The fair value of the shares of $420,000 was expensed in July 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company continues to be in default under several convertible notes to Bellridge Capital L.P. as follows:

On November 27, 2018, the Company defaulted on a convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% default penalty of $191,297 as a result of default, which included $25,694 of interest accrued up to the point of default. The default penalty increased the carrying value of the loan principal to $717,613. During the nine months ended January 31, 2021, the Company issued 2,052,498 shares of common stock upon the conversion of $150,904 of the Note, comprising of $107,769 principal amount and $43,135 interest. As at January 31, 2021, the carrying value of the principal amount was $609,844, and the Company has recorded accrued interest of $481,036.

On December 20, 2018, the Company defaulted on a convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% default penalty of $109,341 as a result of default, which included $11,234 of interest accrued up to the point of default. The default penalty increased the carrying value of the loan principal to $425,131. During the nine months ended January 31, 2021, the Company recorded accretion of discount of $Nil (2019 - $Nil). As at January 31, 2021, the carrying value of the principal amount was $425,131, and the Company has recorded accrued interest of $321,756.

On December 20, 2018, the Company defaulted on another convertible note, resulting in the note becoming immediately due and payable. Upon default, the interest rate increased to 29% per annum and the Company incurs a late fee at an interest rate equal to 18% per annum on any overdue and unpaid interest under the convertible note. Additionally, the total amount owed on the convertible note upon default is equal to 130% of the outstanding principal and accrued and unpaid interest. During the year ended April 30, 2019, the Company recorded a 30% default penalty of $70,836 as a result of default, which included $5,906 of interest accrued up to the point of default. The default penalty increased the carrying value of the loan principal to $281,363. As at January 31, 2021, the carrying value of the principal amount was $281,363, and the Company has recorded accrued interest of $212,944.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information regarding the September 2020 Note as set forth in Part I, Item 2 and Part II, Item 1 of this quarterly report is incorporated by reference into this Item 5.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLGI, INC.

Date: March 22, 2021	By: /s/ Lawrence P. Cummins
Lawrence P. Cummins
Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2021	By: /s/ Jeremy Towning
Jeremy Towning
Chief Financial Officer (Principal Financial Officer)